Form 10-Q
period 2011-09-30
Puissant Industries, Inc.
filed 2011-11-21
CIK 1511618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-174222

Puissant Industries, Inc.
(Exact name of Registrant as specified in its charter)

Florida	27-0543309
(State of incorporation)	(IRS Employer ID Number)

3701 Edmonton Road, P.O. Box 351, Columbia Kentucky 42728
 (Address of principal executive offices)

 Telephone 270-385-9877
(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

All Correspondence to:
Brenda Lee Hamilton, Esquire
Hamilton & Associates Law Group, P.A.
101 Plaza Real Suite 201 S
Boca Raton, Florida 33432

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of September 30, 2011 there were 5,778,000 shares of common stock, par value $0.001 per share, outstanding.

PART I

FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PUISSANT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current assets
Cash	$19,835	$10,001
Total current assets	19,835	10,001
Property and equipment
Land leases	3,121	3,121
Deposit on purchases	1,500	-
Total property and equipment	4,621	3,121

Other assets
Security deposit	500	-
Total other asssets	500	-

Total assets	$24,956	$13,122

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes payable	$11,100	$-
Accounts and accrued expenses payable	3,700	28,000
Liability to issue stock	-	200,000
Total current liabilities	14,800	228,000

Long-term debt	-	-
Notes payable	-	27,000
Total liabilities	14,800	255,000

Stockholders' deficit

Preferred stock, $0.001 par value; 10,000,000 authorized, none outstanding at March 31, 2011 Common stock, $0.001 par value; 90,000,000 shares authorized, 5,781,800 and 50,000 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	5,782	3,121
Paid-in capital	263,359	120
Accumulated deficit	(258,985	(245,119)

Total stockholders' deficit	10,156	(241,878)

Total liabilities and stockholders' deficit	$24,956	$13,122

The accompanying footnotes are an integral part of these financial statements.

PUISSANT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue - royalties	$147,535	$-	$147,535	$-

Operating Expenses

Lease operating expenses	82,492		82,492
Administrative expenses	47,629	-	59,897	-
Professional fees	6,628	-	19,012	-

Total Operating Expenses	136,749	-	161,401	-

Net loss before income taxes	10,786	-	(13,866)

Provision for income taxes	-		-

Net loss	$10,786	$-	$(13,866)	$-

Net loss per weighted share,
basic and fully diluted	$-	$-	$-	$-

Weighted average number of common
shares outstanding, basic and fully diluted	5,778,163	-	5,586,482	-

The accompanying footnotes are an integral part of these financial statements.

PUISSANT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2011	2010
	(Unaudited)	(Unaudited)

Cash flows from operations

Deficit accumulated during development stage	$(13,866)	$-

Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	-	-
Stock-based compensation - professional services	-	-
Stock-based compensation - services rendered	-	-

Changes in operating assets and liabilities:
Security deposit	(500)	-
Accounts and accrued expenses payable	(24,300)	-

Net cash used by operating activities	(38,666)	-

Cash flows from investing activities

Deposits on purchases	(1,500)	-

Net cash used for investing activities	(1,500)	-

Cash flows from financing activities

Contribution of capital by shareholder	-	-
Prceeds from sale of common stock	1,900	-
Proceeds from short-term borrowings	11,100	-
Proceeds from issuance of convertible promissory notes	37,000	-

Net cash provided by financing activities	50,000	-

Net increase (decrease) in cash	9,834	-
Cash, beginning of period	10,001	-
Cash, end of period	$19,835	$-

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

Non-cash investing and financing transactions:

Issuance of 128,000 shares of common in connection with conversion of notes payable	$64,000	$-
Issuance of 320,000 shares of common stock in connection with conversion of liability to issue stock, a liability incurred in exchange for professional services	$160,000	$-
Issuance of 80,000 shares in connection with conversion of liability to issue stock, a liability incurred in exchange for services rendered	$40,000	$-

The accompanying footnotes are an integral part of these financial statements

PUISSANT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudtied)

							Deficit
							Accumulated
					Additional	Common	During
	Preferred Stock		Common Stock		Paid-in	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Subscribed	Stage	Total

Balance, July 6, 2009	-	$-	-	$-	$-		$-	$-

Common stock shares issued

Net income (loss)

Balance, December 31, 2009	-	-	-	-	-	-	-	-

Shares issued in exchange					-			-
for land leases			50,000	50	3,071			3,121

Contribution of capital					120			120

Net income (loss) - as restated							(245,119)	(245,119)

Balance, December 31, 2010	-	-	50,000	50	3,191	$-	(245,119)	(241,878)

Shares issued in connection
with conversion of notes payable			128,000	128	63,872			64,000

Shares issued in exchange
for land leases			5,200,000	5,200	(5,200)			-

Share issued in exchange for
professional services			320,000	320	159,680			160,000

Shares issued for services rendered			80,000	80	39,920			40,000

Sale of commn stock for cash			3,800	4	1,896			1,900

Net income (loss)							(13,866)	(13,866)

Balance, September 30, 2011	-	$-	5,781,800	$5,782	$263,359	$-	$(258,985)	$10,156

The accompanying footnotes are an integral part of these financial statements

Puissant Industries, Inc.
(Formerly known as American Resource Management, Inc.)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30. 2011 and 2010

Note 1—Basis of Presentation

We are providing herein the consolidated interim statements of financial condition of Puissant Industries, Inc. and its subsidiary (collectively the "Company") as of September 30, 2011, and the related consolidated interim statements of operations and cash flows for the three and nine months ended September 30, 2011 and 2010, and the consolidated interim statements of changes in stockholders equity for the three and nine months ended September 30, 2011 and the year ended December 31, 2011. The consolidated interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the Company's financial statements and related notes for the year ended December 31, 2010, which are included in the Company's S-1/A Amendment Number 7, as filed with the SEC on October 25, 2011.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of results for the interim periods.  The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2011.

Note 2—Description of Business and Corporate Information

Organization

American Resource Management, Inc. (the “Company”) was organized as a Wyoming corporation on July 6, 2009.  As of September 30, 2010, the Company was located in Columbia, Kentucky, in Adair County.

The Company is an oil and natural gas exploration, production and development company geographically focused on the onshore United States. The Company currently has 39 wells assigned to it with over 2,837 acres available for drilling and exploration. The Company redomiciled to the state of Florida and changed its name to Puissant Industries, Inc. on March 17, 2011.

Puissant Industries, Inc. (the “Company”) owns 100% of ARM Operating Company (“ARM”).  ARM was formed on July 12, 2011, primarily to manage all oil and gas properties of the Company, which includes the operation, development, and maintenance of all oil and gas wells, leases, and reserve activities. ARM will be registered as the operatior of wells with all relevant governmenal agencies, and it will be responsible for maintaing production and maintenance reports for all wells and facilities of the Company.

Accounting period

The Company has adopted an annual accounting period of January through December.

Puissant Industries, Inc.
(Formerly known as American Resource Management, Inc.)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30. 2011 and 2010

Note 3—Summary of significant accounting principles

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates particularly significant to the financial statements include the following:

• Estimates of our reserves of oil, natural gas and natural gas liquids ("NGL");
• Future cash flows from oil and gas properties;
• Depreciation, depletion and amortization expense;
• Asset retirement obligations;
• Fair values of derivative instruments;
• Fair values of assets acquired and liabilities assumed from business combinations; and
• Natural gas imbalances.

As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Any changes in estimates resulting from continuous changes in the economic environment will be reflected in the financial statements in future periods.

There are numerous uncertainties in estimating the quantity of reserves and in projecting the future rates of production and timing of development expenditures, including future costs to dismantle, dispose and restore our properties. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way.

Cash and cash equivalents

The Company considers short-term interest bearing investments with initial maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash in banks, free credit on investment accounts and money market accounts.

Foreign currency translation

The Company complies with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, “Foreign Currency Matters.” Monetary items are translated at the exchange rate in effect at the balance sheet date; non-monetary items are translated at historical exchange rates. Income and expense items are translated at the average exchange rate for the year. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Puissant Industries, Inc.
(Formerly known as American Resource Management, Inc.)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30. 2011 and 2010

Note 3—Summary of significant accounting principles (continued)

Property and equipment

Property and equipment is stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are expensed as incurred while betterments and improvements are capitalized. When items are sold or retired, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is included in operations.

The Company provides for depreciation and amortization over the following estimated useful lives:

Building                                                    39 years
Land improvements                                10 years
Machinery and equipment                     5-7 years
Computer equipment                              3 years
Office equipment                                     7 years
Trucks and trailers                                  5 years

Oil and Gas Properties

Oil and gas investments are accounted for by the successful efforts method of accounting.  Accordingly, the costs incurred to acquire property (proved and unproved), all development costs, and successful exploratory costs are capitalized, whereas the costs of unsuccessful exploratory wells are expensed.

Depletion

The provision for depletion of proved oil and gas properties is calculated on the units-of-production method, whereby capitalized costs, as adjusted for future development costs and asset retirement obligations, are amortized over the total estimated proved reserves. The Company calculates depletion on a quarterly basis.

Inventories

Inventories, consisting primarily of tubular goods and other well equipment held for use in the development and production of natural gas and crude oil reserves, are carried at the lower of cost or market, on a first-in first-out basis. Adjustments are made from time to time to recognize, as appropriate, any reductions in value.

Puissant Industries, Inc.
(Formerly known as American Resource Management, Inc.)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30. 2011 and 2010

Note 3—Summary of significant accounting principles (continued)

Unproved Properties

Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed periodically to ascertain whether there is a probability of obtaining proved reserves in the future. When it is determined these properties have been promoted to a proved reserve category or there is no longer any probability of obtaining proved reserves from the properties, the costs associated with these properties is transferred into the amortization base to be included in depletion calculations. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geological data obtained relating to the properties. Where it is not practicable to assess properties individually as their costs are not individually significant, such properties are grouped for purposes of the periodic assessment.

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets such as oil and gas properties and equipment used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges during the three month and nine month periods ended September 30, 2011 and 2010.

Impairment of unproved oil and gas properties are determined by FASB ASC Topic 932, “Extractive Activities—Oil and Gas.”

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at September 30, 2011 and 2010.

Market Risk

Our activities primarily consist of acquiring, owning, enhancing and producing oil and gas properties. The future results of our operations, cash flows and financial condition may be affected by changes in the market price of oil and natural gas. The availability of a ready market for oil and natural gas products in the future will depend on numerous factors beyond our control, including weather, imports, marketing of competitive fuels, proximity and capacity of oil and natural gas pipelines and other transportation facilities, any oversupply or undersupply of oil, natural gas and liquid products, the regulatory environment, the economic environment and, other regional and political events, none of which can be predicted with certainty.

Puissant Industries, Inc.
(Formerly known as American Resource Management, Inc.)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30. 2011 and 2010

Note 3—Summary of significant accounting principles (continued)

Oil and Gas Reserve Quantities

Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion are made concurrently with changes to reserve estimates. We disclose reserve estimates, and the projected cash flows derived from these reserve estimates, in accordance with SEC guidelines. Our independent engineers will also adhere to the SEC definitions when preparing their reserve reports.

Asset Retirement Obligations

We have significant obligations to plug and abandon oil and natural gas wells and related equipment at the end of oil and natural gas production operations. We incur these liabilities upon acquiring or drilling a well. GAAP requires entities to record the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Over time, changes in the present value of the liability are accreted and expensed. The capitalized asset costs are depleted as a component of the full cost pool. The fair values of additions to the ARO liability are estimated using present value techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandonment costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) inflation factors; and (iv) a credit-adjusted risk free rate. Future revisions to ARO estimates will impact the present value of existing ARO liabilities and corresponding adjustments will be made to the capitalized asset retirement costs balance. Upon settlement of the liability, we report a gain or loss to the extent the actual costs differ from the recorded liability.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions.  The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities.  When facts and circumstances change, the Company reassesses these probabilities and records any changes in the financial statements as appropriate.  Accrued interest and penalties related to income tax matters are classified as a component of income tax expense.

Puissant Industries, Inc.
(Formerly known as American Resource Management, Inc.)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30. 2011 and 2010

Note 3—Summary of significant accounting principles (continued

Income Taxes (continued)

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce stockholders’ equity. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder’s equity as of January 1, 2009.  Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements upon adoption. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Comprehensive Income

The Company complies with FASB ASC Topic 220, “Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes 192,000 warrants as of September 30, 2011 since their effect is anti-dilutive.

Puissant Industries, Inc.
(Formerly known as American Resource Management, Inc.)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30. 2011 and 2010

Note 3—Summary of significant accounting principles (continued

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  For the nine month period ended September 30, 2011 and 2010, the Company recorded compensation expense of $-0- and $-0-, respectively.

Valuation of Investments in Securities at Fair Value—Definition and Hierarchy

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” provides a framework for measuring fair value under generally accepted accounting principles in the United States and requires expanded disclosures regarding fair value measurements.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  FASB ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations, as follows:

Puissant Industries, Inc.
(Formerly known as American Resource Management, Inc.)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30. 2011 and 2010

Note 3—Summary of significant accounting principles (continued

Valuation of Investments in Securities at Fair Value—Definition and Hierarchy (continued)

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Valuation adjustments and block discounts are not applied to Level 1 securities.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.

Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.  At September 30, 2011 and 2010, the Company had no investments classified as securities owned on the balance sheet.

Puissant Industries, Inc.
(Formerly known as American Resource Management, Inc.)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30. 2011 and 2010

Note 3—Summary of significant accounting principles (continued

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits.

Recently Adopted Accounting Pronouncements

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220),” which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported. These amendments will be reported retrospectively upon adoption. The adoption of the ASU will be required for the Company’s March 31, 2012 Form 10-Q filing, and is not expected to have a material impact on the Company.

In December 2010, FASB issued ASC ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) — Intangibles — Goodwill and Other.” ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2, if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The amendments to this Update are effective for the Company in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. The  adoption of ASU 2010-28 is not expected to have any financial impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements.  The guidance also clarifies existing

Puissant Industries, Inc.
(Formerly known as American Resource Management, Inc.)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30. 2011 and 2010

Note 3—Summary of significant accounting principles (continued

Recently Adopted Accounting Pronouncements (continued)

fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The adoption of the additional requirements is not expected to have any financial impact on the Company’s financial statements.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

Note 4—Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  As shown in these financial statements, the Company has an accumulated deficit of approximately $259, 000 from inception to September 30, 2011, and it does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs, which would allow it to continue as a going concern.  The continued operations of the Company is dependent upon generating profits from operations and raising sufficient capital through placement of its common stock or issuance of debt securities, which would enable the Company to carry out its business plan.

In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required

Note 5—Notes Payable: Convertible Promissory Notes

During the three months ended March 31, 2011, the Company received $37,000 of proceeds from the issuance of convertible promissory notes with warrants.  No proceeds were received during the nine month period ended September 30, 2010. The notes bear interest at 10% per annum and are due 24-months from the date of the notes. The note holder has the option to convert the principal due into

Puissant Industries, Inc.
(Formerly known as American Resource Management, Inc.)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30. 2011 and 2010

Note 5—Notes Payable: Convertible Promissory Notes (continued)

Securities of a Qualifying Transaction entity (a corporate entity with equity securities) at an original price of $1.00 per share; the conversion price was changed to $0.50 per share in February 2011.  Upon the closing of a Qualifying Transaction, a transaction described as the closing of a purchase of, formation of, merger with, and or acquisition of a corporate entity with equity securities, the Company shall issue to the note holders warrants to purchase shares of common stock at $1.00 per share.  The Company will remain obligated to issue the warrants the earlier of (1) six months from the date of a Qualifying Transaction or (2) on the maturity date of the promissory notes.

During the three months ended March 31, 2011, the note holders exercised their options to convert the principal due into an aggregate of 128,000 shares of the Company’s common stock.

Note 6—Notes Payable - Shareholders

During the nine months ending September 30, 2011, the Company borrowed $11,100 from related party shareholders.  These borrowings are non-interest bearing and due on demand.

Note 7—Income Taxes

At September 30, 2011, the Company had approximately $259,000 of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2031.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

	September 30, 2011	December 31, 2010
Deferred tax asset:
Net operating loss carryforwards	$97,500	$92,230
Deferred tax assets	$97,500	92,238
Less:Valuation allowance	(97,500)	(92,230)
Net deferred tax asset

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

Puissant Industries, Inc.
(Formerly known as American Resource Management, Inc.)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30. 2011 and 2010

Note 7—Income Taxes (continued)

	September 30, 2011		December 31, 2010
Statutory federal income tax expense	(34	) %	(34	) %
State and local income tax (net of federal benefits)	(4)		(4)
Valuation allowance	38		38

The Company has taken a 100% valuation allowance against the deferred asset attributable to the NOL carry-forwards of $97,500 at September 30, 2011, due to the uncertainty of realizing the future tax benefits.

Note 8—Common Stock

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001. At September 30, 2011 and December 31, 2010, 5,781,800 and 50,000 shares were issued and outstanding, respectively.

Note 9—Preferred Stock

The Company is authorized to issue 10,000,000 of preferred stock with a par value of $0.001. At September 30, 2011, no shares were issued or outstanding.

Note 10—Equity

On January 7, 2010 and March 17, 2011, the Company issued 16,667 and 1,733,333 shares, respectively, of its $0.001 par value common stock to Sovereign One, Inc., a Tennessee corporation controlled by Mark Holbrook, president and director, in exchange for oil and gas leases.  We recorded these shares at $0.0006 per share, which represents the per share proration of the cost of the oil and gas leases ($1,041) over the 1.750 million shares issued in exchange for the oil and gas leases.  The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On January 7, 2010 and March 17, 2011, the Company issued 16,667 and 1,733,333 shares, respectively, of its $0.001 par value common stock Logos Resources, Inc., a Tennessee corporation controlled by Marshall Holbrook, vice president and director, in exchange for oil and gas leases.  We recorded these shares at $0.0006 per share, which represents the per share proration of the cost of the oil and gas leases ($1,040) over the 1.750 million shares issued in exchange for the oil and gas leases.  The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

Puissant Industries, Inc.
(Formerly known as American Resource Management, Inc.)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30. 2011 and 2010

Note 10—Equity (continued)

On January 7, 2010 and March 17, 2011, the Company issued 16,667 and 1,733,333 shares, respectively,  of its $0.001 par value common stock to McCrome International, Inc., a Tennessee Corporation controlled by Cora Holbrook, secretary and director, in exchange for oil and gas leases. We recorded these shares at $0.0006 per share, which represents the per share proration of the cost of the oil and gas leases ($1,040) over the 1.750 million shares issued in exchange for the oil and gas leases. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On March 29, 2011, The Company issued 20,000 shares of its $0.001 par value common stock to Mark Holbrook, president and director, in connection with the conversion of a December 31, 2010 liability to issue stock, a liability incurred in exchange for services rendered as our president during the year ended December 31, 2010. We valued these shares at $0.50 per share .The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On March 29, 2011, The Company issued 20,000 shares of its $0.001 par value common stock to Marshall Holbrook, vice president and director, in connection with the conversion of a December 31, 2010 liability to issue stock, a liability incurred in exchange for services rendered as our vice president during the year ended December 31, 2010. We valued these shares at $0.50 per share .The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On March 29, 2011, The Company issued 20,000 shares of its $0.001 par value common stock to Mellissa Holbrook, in connection with the conversion of a December 31, 2010 liability to issue stock, a liability incurred in exchange for services rendered  during the year ended December 31, 2010. We valued these shares at $0.50 per share. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On March 29, 2011, The Company issued 20,000 shares of $0.001 par value common stock to Cora Holbrook, secretary, treasurer and director, in connection with the conversion of a December 31, 2010 liability to issue stock, a liability incurred in exchange for services rendered as secretary and treasurer during the year ended December 31, 2010. We valued these shares at $0.50 per share. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

During the three months ended March 31, 2011, note holders of the Company’s convertible promissory notes, in the aggregate of $64,000 (See Note 4—Notes Payable: Convertible Promissory Notes) converted their notes into an aggregate of 128,000 shares of the Company’s $0.001 par value common stock. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

Puissant Industries, Inc.
(Formerly known as American Resource Management, Inc.)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30. 2011 and 2010

Note 10—Equity (continued)

On March 29, 2011, the Company issued 320,000 shares of its $0.001 par value common stock to professionals and consultants in exchange for professional services.  We valued these shares at $0.50 per share. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

In April 2011, the Company issued 3,800 shares of its $0.001 par value common stock to a third party investor for a $1,900 cash payment.  The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

Note 11—Related Party

On January 7, 2010 and March 17, 2011, the Company issued 16,667 and 1,733,333 shares, respectively, of its $0.001 par value common stock to Sovereign One, Inc., a Tennessee corporation controlled by Mark Holbrook, president and director in exchange for oil and gas leases.  We recorded these shares at $0.0006 per share, which represents the per share proration of the cost of the oil and gas leases ($1,041) over the 1.750 million shares issued in exchange for the oil and gas leases.

On January 7, 2010 and March 17, 2011, the Company issued 16,667 and 1,733,333 shares, respectively, of its $0.001 par value common stock Logos Resources, Inc., a Tennessee corporation controlled by Marshall Holbrook, vice president and director in exchange for oil and gas leases.  We recorded these shares at $0.0006 per share, which represents the per share proration of the cost of the oil and gas leases ($1,040) over the 1.750 million shares issued in exchange for the oil and gas leases.

On January 7, 2010 and March 17, 2011, the Company issued 16,667 and 1,733,333 shares, respectively, shares of its $0.001 par value common stock to McCrome International, Inc., a Tennessee Corporation controlled by Cora Holbrook, secretary and director in exchange for oil and gas leases.  We recorded these shares at $0.0006 per share, which represents the per share proration of the oil and gas leases ($1,040) over the 1.750 million shares issued in exchange for the oil and gas leases.

On December 27, 2010, the Company entered into a convertible promissory note for $3,500, which converted into 7,000 shares of common stock on February 7, 2011, with McCrome International, Inc., a Tennessee corporation controlled by Cora Holbrook, secretary and director of the Company.

On December 31, 2010, the Company entered into a convertible promissory note for $3,500, which converted into 7,000 shares of common stock on February 7, 2011, with Logos Resources, Inc., a Tennessee corporation controlled by Marshall Holbrook, vice president and director of the Company.

On December 31, 2010, the Company entered into a convertible promissory note for $3,500, which converted into 7,000 shares of common stock on February 7, 2011, with Sovereign One, Inc., a Tennessee corporation controlled by Mark Holbrook, president and director of the Company.

Puissant Industries, Inc.
(Formerly known as American Resource Management, Inc.)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30. 2011 and 2010

Note 11—Related Party (continued)

On March 29, 2011, The Company issued 20,000 shares of its $0.001 par value common stock to Mark Holbrook, president and director, in exchange for services rendered as our president during the year ended December 31, 2010 (See Note 10—Equity). We valued these shares at $0.50.

On March 29, 2011, The Company issued 20,000 shares of its $0.001 par value common stock to Marshall Holbrook, vice president and director, in exchange for services rendered as our vice president during the year ended December 31, 2010 (See Note 10—Equity)  We valued these shares at $0.50.

On March 29, 2011, The Company issued 20,000 shares of its $0.001 par value common stock to Mellissa Holbrook, in exchange for services rendered during the year ended December 31, 2010 (See Note 10—Equity)  We valued these shares at $0.50.

On March 29, 2011, The Company issued 20,000 shares of $0.001 par value common stock to Cora Holbrook, secretary, treasurer and director for services rendered as secretary and treasurer during the year ended December 31, 2010 (See Note 10—Equity)  We valued these shares at $0.50.

During the nine months ending September 30, 2011, the Company borrowed $11,100 from related party shareholders.

The Company is related to several other entities by virtue of common ownership and control, which includes stockholders, employees, attorneys, consultants or companies owned by attorneys, consultants, and family members.

Note 12—Subsequent Events

Management has evaluated subsequent events through November 17, 2011, the date of which the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to  “we,” “our” or “us” refer to Puissant Industries, Inc.  unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate History
We were originally incorporated on July 6, 2009 in Wyoming as American Resource Management, Inc. We changed our domicile to Florida on March 17, 2011 and simultaneously changed our name to Puissant Industries, Inc.
We were formed to engaged in the development and production of Devonian Shale gas from the Wells, which are located in Laurel, Clay and Whitney Counties in Kentucky.

Business Description
We hold We hold a 100% working interest and 85% Net Revenue interest in 1060 total acres, 395 Acres Developed and 665 undeveloped acres in Clay and Laurel Counties and 1505 Total acres leased, 338 Acres Developed and 1167 undeveloped in Whitley County.

We hold oil and gas interests to the Raccoon Mountain Field in Clay and Laurel Counties, Kentucky. Within the Raccoon Mountain Field, we own 100% working interests and 85 % net revenue interest to 21 wells and 17.79 miles of natural gas pipeline including one compressor station and sales tap.

We hold oil and gas interests to Wofford, Woodbine and Rockholds Fields located in Whitley County. Within the Wofford Field, we own we own 100% working interests and 85 % net revenue interest to 11 wells with approximately 7.39 miles of natural gas pipeline and one compressor station with sales tap. Within the Woodbine Field, we own 100% working interests and 85 % net revenue interest to 4 wells and approximately 4.36 miles of natural gas pipeline, one compressor station and sales tap. Within the Rockholds Field, we own 3 wells and approximately 1.33 miles of natural gas pipeline, one compressor station with sales tap.

The characteristics of gas-shale reservoirs depend on several factors including the nature and amount of organic matter, thermal maturation, and the existence of natural fracture systems. Natural fractures are believed to provide the effective reservoirs permeability in these zones and gas is stored both as free gas in fractures and as adsorbed gas in the Shale. Devonian shale gas was produced as early as 1900 with vertical drilling before horizontal drilling and massive hydraulic fracturing techniques were used. We plan to engage in vertical drilling within the natural fracturing within reservoir rock. We believe that if we locate reserves they will be at depths of between 1250 and 1450 feet and thickness ranges from between 120 to 160 feet based upon our initial review of the prior production histories documented in the well and completion logs for the Wells. The well logs evaluated by us reflect sufficient depths and widths to evaluate the shale formations present. Our President, Mark Holbrook, a Petroleum Engineer, evaluated well logs at the Kentucky Department of Natural Resource Division of Oil and Gas web site to obtain a potential indication of whether natural fracturing exists and evaluated well completion logs to determine whether remaining shale gas was present when the prior drilling of the well was completed. Mark Holbrook evaluated wells logs for Devonian Shale Formation Nitrogen Foam Fracs while he was the Chief Executive Officer of Mark E. Holbrook and Associates Company, a Petroleum Engineering Consulting Company which provided professional services in reservoir engineering, exploration technologies, project economics, and oil and gas property acquisition and during such time conducted Reservoir Evaluations and Due Diligence for Natural Gas Reserve Determinations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Certain statements contained in this prospectus, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the products we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Statements that are not statements of historical fact may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

PLAN OF OPERATION

As shown in the accompanying financial statements, we have an accumulated deficit of approximately $259,000, and we do not have significant cash or other material assets, or a source of revenue sufficient to cover all of our operating expenses.  Our continued operations is dependent upon generating profits from operations and raising sufficient capital through placement of our common stock or issuance of debt securities, which would enable us to carry out our business plan. If we do not generate sufficient operating cash flow from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate profits from operations or obtain additional capital to pay our bills. There is no assurance we will ever reach that stage.

We cannot satisfy our cash requirements for the 12 months following without generating profits from operations or receiving additional capital. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees. We may require additional funding to proceed with drilling; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds begin drilling activities. If we need additional cash and cannot raise funds needed, we will be unable to commence drilling of our wells until such time as we receive required capital.

We believe that we may be able to engage in vertical drilling within the natural fracturing of source rock economically if we locate hydrocarbons. Because we plan to drill vertically within the natural fracturing, we will drill at depths of 1250 to 1450 feet. If we drill within the natural fracturing we are not required to have heavy costly machinery to break through thick rock formations and heavy mineral deposits because we are utilizing the natural rock formations. The type of vertical drilling we intend to engage in can be accomplished with one rig capable of air drilling (without drilling mud) and eliminating the need for any other rigs. In contrast to past producers who drilled our wells we do not intend to target deep zones that require significant increase in drilling costs. According to historical records past producers abandoned their operations in the areas where are wells are located in the late 1980's and 1990's when natural gas prices were significantly lower. Because prices were lower, significant natural gas production rates were required to support the costs of drilling, pipeline and production operations for wells to be economic. Our drilling and hookup cost will be significantly less because we are able to use one drilling rig, drill shallow wells at only depths of 1250 to 1450 and benefit from the savings of air drilling (without the significant cost of drilling mud) and the additional savings realized from the existing pipeline infrastructure.

We look for Shale areas that have reservoir shale rock with significant natural fracturing so that we can engage in vertical drilling. This procedure keeps our well cost at a minimum and our well payouts short. Our estimated well costs are approximately $50,000. Based upon preliminary review of the well logs we estimate that the Wells are between 1250 and 1450 feet and well spacing is approximately 20 acres.

Our operations will be limited due to the limited amount available to us. In the twelve months, if we receive funding in the amount of $500,000- $1,000,000:

1. In the first and second months after financing, we plan to acquire the necessary equipment to begin drilling operations. During the first and second month we plan to acquire necessary quantities of tangible equipment including casing, tubing, meters, and wellheads. We also plan to obtain necessary permits for drilling including surveying, well location building, and bonding of the wells. The cost of these procedures is presented below.

Devonian shale wells are drilled on approximately 20 acre spacing because they are shallow wells.

AFE WELL COST FOR DEVONIAN SHALE WELL in this area is $35,000- $50,000
This includes:
Contract Drilling to 1350 feet at $13.50 per foot- $18,225
7 inch. Casing 1000 feet at $9.00 per foot-$9000
7 inch Casing Cementing-$3500
Wellhead and tubing-$ 3800
Permitting -$500
Surveying $750
Well Location building - $750
Bonding of wells $1500
Well gathering pipeline- $4500
Misc Cost-$3000
TOTAL- $45,525
Knox Wells are drilled on approximately 40 acre spacing

AFE WELL COSTS FOR KNOX WELL in this area $75,000-$85,000
This Includes:
Contract Drilling to 3400 feet at $13.50 per foot- $45,900
7 inch. Casing 1000 feet at $9 per foot-$9000
7 inch Casing Cementing-$3500
Wellhead and tubing-$ 5500
Permitting -$500
Surveying-$750
Well Location building-$750
Bonding of wells- $2500
Well gathering pipeline- $4500
Miscellaneous Cost-$5000
TOTAL- $77,900

2. During the third month, we plan to begin drilling 2-3 Knox and 8-14 Devonian shale oil and/or gas wells.

3. If we locate reserves we plan to locate and hire a qualified geologist during the ninth month who will be responsible for conducting due diligence on our behalf on the oil and gas properties that we plan to acquire, drill or purchase. Our geologist will be employed on a contract basis and will only be compensated in the form of commissions from revenue generated by our property interests. If our initial wells drilled do not result in economically producible hydrocarbons we will not hire a geologist.

4. After the tenth month following our financing we plan to start the next phase of drilling development, which will consist of raising any necessary financing for 6 more Knox and 6 Devonian wells and installing a natural gas stripping unit if appropriate. We will make a determination of whether a natural gas stripping unit is appropriate based upon the amount of reserves located, if any.

We plan to use one drilling rig for our program and estimate the time table for that rig to perform the drilling of 14-17 wells is as follows:

-We estimate that our Devonian wells will require 1 week to drill based upon the depth of drilling required and a short hookup time to existing pipeline on any productive wells. These are considered shallow wells at this depth. All of the wells are air drilled (no drilling mud is used) by a shallow drilling rig. Since the wells are air drilled no additional rigs are necessary for any well completions. This allows for quicker hookup of any wells which may be productive.

∙We estimate that our Knox wells will require e 2 weeks to drill based upon the depth of drilling required and a short hookup time to existing pipelines on any productive wells. All of these wells are air drilled (no drilling mud is used) . Since these wells are air drilled we will need no additional rigs for well completion which streamlines hookup to the existing pipeline on any wells which may be productive.

Based upon the foregoing estimates, we could drill the Knox Wells in 1-1 ½ months and drill the Devonian shale wells in 2-4 months. This provides for a maximum time until drilling is completed of 5-6 months with over 4 months to evaluate whether it is possible for us to economically engage in production. . There is no assurance that our drilling time estimates are accurate. Our initial drilling will be exploratory. If we drill any well, which is not certain at this point, there is a high probability that any such drilled well will not result in economically producible hydrocarbons.. We cannot predict in advance of drilling and testing whether any particular drilling location will yield gas or oil in sufficient quantities to recover drilling or completion costs or to be economically viable. We will not know before drilling whether gas or oil will be present or, if present, whether gas or oil will be present in commercial quantities. The analysis of the oil logs that our Chief Executive Officer performs may not be useful in predicting the characteristics and potential oil and gas in commercial quantities at our well locations.
The above program costs are management’s estimates and the actual project costs may exceed our estimates. To date, we have not commenced drilling.

Until we commence drilling activities, our monthly costs are approximately $3500 per month, which includes our cost of being a public company.

Our development strategy is prone to significant risks and uncertainties, which can have an immediate impact on efforts to realize net cash flow and deter future prospects of revenue growth. Should we be unable to consistently generate revenue on a consolidated basis, there will be an immediate impact on our ability to continue our business operations.

We employ our President, Vice President and Secretary/Treasurer on a full-time basis.

Results of operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

For the three month period ended September 30, 2011, we generated approximately $148,000 in royalty revenues from operations.  We reported no revenue activity during the same period in 2010.  For the three months ended September 30, 2011 we incurred operating expenses of approximately $137,000, 92% of gross royalty revenue.  Total operating expenses of $137,000 is comprised primarily of approximately $82,000 and $48,000 for lease operating expenses and administrative expenses, respectively.  We incurred no operating expenses during the three months ended September 30, 2010.

For the three months ended September 30, 2011, we reported a net profit of approximately $11,000, or 7.4% of gross revenues.  For the comparable period in 2010, we did not conduct any business operations.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2011

For the nine month period ended September 30, 2011, we generated approximately $148,000 in royalty revenues from operations.  We reported no revenue activity during the same period in 2010.  For the nine months ended September 30, 2011, we incurred operating expenses of approximately $161,000, or 108.8% of gross royalty revenue. Total operating expenses of $161,000 is comprised of approximately $82,000, $60,000, and $19,000 for lease operating expenses, administrative expenses, and professional fees, respectively. During this period, approximately $25,000, or 15%, of total operating expenses related primarily to preparation and implementation of our planned operations. We incurred no operating expenses during the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, we reported a net loss of approximately $14,000, or 9.5% of gross revenue.  For the comparable period in 2010, we did not conduct any business operations.

Liquidity

As of September 30, 2011, we had total current assets of $19,835, consisting entirely of cash.  Total current liabilities as of September 30, 2011 were $14,800, consisting of notes payable of $11,100 and accounts and accrued expenses payable of $3,700.  Thus, as of September 30, 2011, we had positive working capital of $5,035.

The Company’s material sources and uses of cash during the nine months ended September 30, 2011 are as follows:
	2011	2010
Cash used for op erations	$(38,666)	$
Deposits on p urc has es	(1,500)
Proceeds for sale of common stock	1,900
Proceeds from short-term borrowings	11,100
Proceeds from issuance of convertivie notes p ayable	37,000
Increase in cash	$9,834	$

Our net loss of $13,866 increased by a security deposit and accounts and accrued expenses payable were the primary components of our negative operating cash flow for the nine months ended September 30, 2011.  We conducted no business activity during the period ended September 30, 2010.

SIGNIFICANT ACCOUNTING POLICIES

We report revenues and expenses using the accrual method of accounting for financial and tax reporting purposes.

USE OF ESTIMATES

Management uses estimates and assumption in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

INCOME TAXES

We account for income taxes under ASC 740 “Income Taxes” which codified SFAS 109, “Accounting for Income Taxes” and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting Standards Codification Topic 820, “Disclosures About Fair Value of Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities, which are deemed to be financial instruments. Our financial instruments consist primarily of cash.

PER SHARE INFORMATION

We compute net loss per share accordance with FASB ASC 205 “Earnings per Share”. FASB ASC 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

STOCK OPTION GRANTS

We have not granted any stock options to our officers and directors since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior oil and gas companies.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting.

There have been no changes  in  our  internal  control  over  financial reporting identified in connection with the evaluation required by paragraph (d) of Rule  240.15d-15  that occurred during our last fiscal quarter that has  materially  affected,  or is reasonable  likely to materially  affect,  our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certifications of Mark Holbrook Chief Executive Officer and Director (attached hereto)

31.2	Rule 13a-14(a)/15d14(a) Certifications of Cora J. Holbrook, the CFO (attached hereto)

32.1	Section 1350 Certifications of Mark Holbrook, the President, Chief Executive Officer and Director(attached hereto)

32.2	Section 1350 Certifications Cora Holbrook (attached hereto)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Puissant Industries Inc.

Dated: November 21, 2011.	By:	/s/ Mark Holbrook
	Title:	Mark Holbrook
Chief Executive Officer