Form 10-K
period 2011-12-31
Puissant Industries, Inc.
filed 2012-04-16
CIK 1511618

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2011

Commission file number: 333-178280

PUISSANT INDUSTRIES INC.
(Exact name of Registrant as specified in its charter)

Florida	27-0543309
(State of Incorporation)	(I.R.S. Employer Identification No.)

 3701 Edmonton Road, PO Box 351, Columbia, KY 42728
(Address of principal executive offices)

270-385-9877
(Registrant’s telephone number, including area code)

All Correspondence to:
Hamilton & Associates Law Group, P.A.
Brenda Lee Hamilton, Attorney
101 Plaza Real Suite 201 S
Boca Raton, Florida 33432
Telephone No. (561) 416-8956
www.Securitieslawyer101.com

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold: $2.00.

The number of shares of the Registrant’s common stock issued and outstanding as of April 13, 2012 was 5,938,000 shares.

PART I

Item 1.  Business

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our,” “us,” or the “Company” refer to Puissant Industries Inc., a Florida Corporation, unless the context otherwise indicates.

Corporate Overview.
We were incorporated on July 6, 2009 in Wyoming as American Resource Management, Inc. We changed our domicile to the State of Florida on March 17, 2011 and simultaneously changed our name to Puissant Industries, Inc. Our principal offices are located at 3701 Edmonton Rd, P.O. Box 351, Columbia, Kentucky 42728. Our telephone number is 270-385-9877.

Business Description.
We are engaged in oil and gas exploration and development activities in fractured shale formations located in Kentucky. To date, our operations have consisted of the following:

i. acquiring our 100% working interest and 85% net revenue interest in 39 shut-in wells, with approximately 28 miles of natural gas pipeline;

ii. commenced recompletion of old wells and connecting wells to our existing pipeline;

iii. located Siminole Energy Services to purchase the Natural Gas obtained from recompleting existing wells;

iv. sold 81,066 Mcf of gas obtaining approximate revenues of $387,487 through December 31, 2011, for an average price per Mcf of about $3.93; and

v. acquiring  the surface mineral and property rights to 100 acres and subsurface rights to 175 acres in Clay County Kentucky.

On or about January 15, 2005, Sovereign One, Inc., a company controlled by Mark Holbrook; McCrome International Inc. a company controlled by Cora J Holbrook and Logos Resources, Inc., a company controlled by Marshall Holbrook entered into an agreement with A.D.I.D. Corporation, a Kentucky corporation controlled by Marshall Holbrook ("A.D.I.D.") whereby A.D.I.D. agreed to acquire oil and gas leases and properties and assign such oil and gas leases and properties entities as specified by Sovereign One Inc., McCrome International, Inc., and Logos Resources, Inc.

In exchange for our issuance of an aggregate of 5,250,000 shares of our common stock representing 1,750,000 common shares to each Sovereign One Inc., McCrome International, Inc. and Logos Resources, Inc, A.D.I.D. assigned the following interests to us:

(i) on August 9, 2010, 100% ownership in (a) 34,000 of 2-inch natural gas pipeline and 60,000 feet of 4-inch natural gas pipeline, compressor stations, right of ways and easements located in Clay and Laurel Counties, Kentucky, and (b) 59,000 feet of 2-inch natural gas pipeline and 10,000 feet of 4-inch natural gas pipeline, compressor stations, right of ways and easements located in Whitley County, Kentucky; and

(ii) on February 15, 2010, a 100% working interest and an 85% net revenue interests of 39 oil and gas wells and leases (the “Wells”) in Kentucky.

The working interest gives us the ability to explore for and to produce and own oil, gas or other minerals from the Wells. As the working interest owner, we bear the exploration, development, and operating costs from the property. The net revenue interest provides us with 85% of the proceeds from any oil and gas production on the Wells after payment of all operating and development costs.

We plan to target the development and production of Devonian Shale gas from the Wells, which are located in Laurel, Clay and Whitney Counties in Kentucky. Devonian Shale is a thick, dark organically rich shale that serves as both a source rock and a natural gas reservoir. The characteristics of gas-shale reservoirs depend on several factors including the nature and amount of organic matter, thermal maturation, and the existence of natural fracture systems. Natural fractures are believed to provide the effective reservoirs permeability in these zones and gas is stored both as free gas in fractures and as adsorbed gas in the Shale. Devonian shale gas was produced as early as 1900 with vertical drilling before horizontal drilling and massive hydraulic fracturing techniques were used. We plan to engage in vertical drilling within the natural fracturing within reservoir rock. We believe that if we locate reserves they will be at depths of between 1250 and 1450 feet and thickness ranges from between 120 to 160 feet based upon our initial review of the prior production histories documented in the well and completion logs for the Wells. The well logs evaluated by us reflect sufficient depths and widths to evaluate the shale formations present. Our President, Mark Holbrook, a Petroleum Engineer, evaluated well logs at the Kentucky Department of Natural Resource Division of Oil and Gas web site to obtain a potential indication of whether natural fracturing exists and evaluated well completion logs to determine whether remaining shale gas was present when the prior drilling of the well was completed. Mark Holbrook evaluated wells logs for Devonian Shale Formation Nitrogen Foam Fracs while he was the Chief Executive Officer of Mark E. Holbrook and Associates Company, a Petroleum Engineering Consulting Company which provided professional services in reservoir engineering, exploration technologies, project economics, and oil and gas property acquisition and during such time conducted Reservoir Evaluations and Due Diligence for Natural Gas Reserve Determinations. The well logs and completion logs provide useful information concerning prior drilling activity for a particular Well including:

·	depths previously drilled;

·	operational dates of the Well;

·	names of the objective formations within the Well, characteristics of the formation and depths where the formations were located;

·	types and properties of hydrocarbons previously discovered in the Well;

·	hydrocarbon entry from any rock formations (natural fracturing);

·	type of water within the Well;

whether the Well is shut-in or producing at the time drilling ceased;

·	production level; and

·	casing data.

Based upon this data, Mr. Holbrook makes initial determinations of whether we can engage in vertical drilling of an area economically. Our Vice President, Marshall Holbrook, will manage the development and operation of the properties and locate third parties to drill a prospect on an as needed basis.

We own 100% of ARM Operating Company (“ARM”), a Kentucky corporation which manages all of our oil and gas properties and oversees the operation, development, and maintenance of all our oil and gas wells, leases, and reserve activities. ARM will be registered as the operatior of wells with all relevant governmental agencies, and it will be responsible for maintaining production and maintenance reports for all of our wells and facilities. Our officers and Board of Directors make all decisions concerning ARM.

Acreage and Wells Summary.

The following table sets forth our acreage which consists of only developed and undeveloped oil and natural gas leases:

		Undeveloped Acreage(1)(2)(5)		Developed Acreage(2)
Property	No of Wells	Gross(3)	Net(4)	Gross(3)	Net(4)	Total

Clay and Laurel County-Total Shut In Non-Shut In	21 8 13	675	675	390	390	1065
Racoon Mountain Field

Whitley County-Total Shut In Non-Shut In	18 5 13	1050	1050	455	455	1505
Wofford Field
Woodbine Field
Rockholds Field

TOTAL(5)	39	1725	1725	845	845	2570
___________

(1)	Developed acres are acres spaced to productive wells.
(2)
Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas or oil, regardless of whether such acreage contains proved reserves.

(3)	A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.
(4)
A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

PUISSANT INDUSTRIES, INC.
PROPERTIES LOCATION MAP
CLAY, LAUREL AND WHITLEY COUNTIES, KENTUCKY

Raccoon Mountain Field.
The Raccoon Mountain Field is located in the Laurel and Clay Counties of Kentucky. Within this Field, we own 21 wells and with about 17.79 miles of natural gas pipeline including one compressor station and sales tap in the Raccoon Mountain Field.

On August 1, 2011, we hold the below ground mineral and property rights to 175 acres in the Raccoon Mountain Field in Clay County Kentucky.

On October 13, 2011, we hold the surface mineral and property rights including timber, surface, coal and surface minerals to 100 acres in the Raccoon Mountain Field in Clay County, Kentucky.

Wofford Field.
The Wofford Field is located in Whitley County, Kentucky. Within this Field, we own 11 wells and approximately 7.39 miles of natural gas pipeline and one compressor station with sales tap.

Woodbine Field.
Within the Woodbine Field, we own 4 wells with about 4.36 miles of natural gas pipeline, one compressor station and sales tap. This Field is located in Whitley County, Kentucky.

Rockholds Field.
Within the Rockholds Field, we own 3 wells and about 1.33 miles of natural gas pipeline, one compressor station with sales tap. This Field is located in Whitley County, Kentucky. The pipeline infrastructure within this area is not fully developed and will need to be expanded along with future acreage acquisition.

Material Agreements.
June 1, 2011 Agreement with A.D.I.D.
Effective June 1, 2011, we entered into a Well Services Agreement with A.D.I.D. Corporation, a Kentucky corporation controlled by our Vice President and Director, Marshall Holbrook (“A.D.I.D.”). Under the agreement terms, A.D.I.D. agrees to act as the operator of our oil and gas wells, pipelines, compressor station and leases. A.D.I.D.’ s responsibilities include to:

·	Register with government agencies as the operator of the wells with governmental agencies;

·	Flow or pump the wells as required;

·	Operate and maintain wellhead compressors, tank batteries, meters, pump jacks or other facilities associated with production of oil and/or gas;

·	Change all meter charts on a monthly basis and arrange for the integration of the same;

·	Perform all general maintenance and repairs on the wells, pipelines, compressor stations and leases;

·	Visually inspect every well and associated pipeline and tank battery on a regular schedule that we agree to, said inspection to occur no less than every 90 days;

·	Promptly report and repair equipment failures and malfunctions;

·	Maintain complete records and files on the wells, pipelines, compressor stations and leases and all work performed under the terms of this Agreement;

·	Collect all production and pressure data requested by us and submit reports of such data to us monthly or at such other intervals as we may request;

·
Perform any and all other duties, customarily performed in the usual course of producing oil and/or gas from the wells, pipelines, compressor station and leases which are necessary for proper operation and related and facilities covered hereunder;

·	Provide us with services regarding recompletion, reworking or other operations on the Wells;

·	Provide us with analyses of the production and pressure data collected and provide consulting services to us regarding the improvement of safety, environmental compliance and production efficiency;

·	Provide labor, equipment and other services as needed for the operation and maintenance of the wells and related facilities; and

·	Promptly prepare and report to us any accident reports.

In exchange for A.D.I.D’s services, we are required to pay the following:

·	$800 per well per month for the first twenty (20) producing wells;

·	$400 per well for the second twenty (20) producing wells;

·	$200 per well for all wells over forty (40) producing well;.

·	$1500 per month for each drilling well, beginning on the date that well is spudded and terminating when the well is on production or is plugged;

·	$2000 per month flat rate charge for pipeline and compressor station operation;

·	Royalties and other royalties not paid directly by the purchasers of the oil and gas or other products.

·	Delay or other rentals, when such rentals are paid by A.D.I.D.;

·	Materials, equipment and supplies purchased and/or furnished by A.D.I.D. on the wells, pipelines, compressor stations and leases;

·	Utility costs including electric and water;

·	Insurance premiums;

·	Outside and third party services necessary for development, maintenance and operation other than contract pumpers utilized by A.D.I.D.; and

·	All taxes including ad valorem, property, gross production and any other taxes assessed against the properties.

The agreement expires upon the earlier of (i) the expiration of the productive life of our wells, pipelines and leases; (ii) six months after the resignation of A.D.I.D. who may resign at any time; (iii) A.D.I.D. being removed for gross negligence, willful misconduct, a material breach or inability to perform its obligations under the agreement.

March 28, 2011 Agreement with Fred Akers
On March 28, 2011, we entered into an agreement with Fred Akers to provide pipeline, gathering system and compressor station services. We agreed to pay Mr. Akers 20,000 shares of our restricted common stock. The agreement expires on March 28, 2012.

We have not yet determined which fields and/or properties will be serviced by A.D.I.D. and/or Fred Akers. We plan to allocate their services as necessary when and if we commence drilling activities.

Agreement with Margaret Reed
On August 1, 2011, we entered into an agreement with Margaret Reed, whereby we acquired the below ground mineral and property rights to 175 acres in Clay County Kentucky for $25,000. The Agreement provided for a $1,000 down payment, with the balance of $24,000 to be paid in twelve monthly payments of approximately $2,077, which includes interest at 7% per annum.

Agreement with Debra Adams
On October 13, 2011, we entered into an agreement with Debra Adams, whereby we acquired the surface mineral and property rights including timber, coal and all other minerals to 100 acres in Clay County, Kentucky for $50,000. The Agreement provided for a $500 down payment, with the balance of $49,500 to be paid in 120 payments of approximately $575, which includes interest at 7% per annum.

Agreement with Seminole Energy Services, LLC
On September 20, 201, we entered into a base contract for the purchase and sale of natural gas (the “Base Contract”) with Seminole Energy Services, L.L.C. (“Seminole”). Pursuant to the terms of the Base Contract, Seminole has agreed to purchase from us up to a maximum of 1000 MMBtus (million British thermal units) per day out of the production of gas from our wells on our leasehold properties located in the Eastern Kentucky region.

We will sell our gas to Seminole and are responsible for delivery to the delivery point. Seminole is responsible for gas after our delivery to the delivery point. We have approximately 28 miles of gathering line to connect our wells to Seminole’s gathering and treatment facility. 26 of our wells are now connected to this system.

Seminole will pay us a daily midpoint spot price for the gas that it purchases from us. We and Seminole have agreed to net any payments due us under the Base Contract 25th day of the month following the month of delivery.

The agreement may be terminated by either party upon 30 days notice.

Industry and Economic Factors.
We will face many factors inherent in the oil and gas industry, including widely fluctuating oil and gas prices. Historically, oil and gas markets have been cyclical and volatile, with future price movements difficult to predict. While revenues will be a function of both production and prices, wide swings in prices will have the greatest impact on our results of operations.

Operations in the oil and gas industry entail significant complexities. Our oil and gas properties have past histories of production even though production ceased prior to our obtaining any interest in the non-productive properties. The production records can serve as the basis for evaluation of potential future production using new technologies; however, such evaluation is difficult if not impossible to determine conclusively the amount of oil and gas, the cost of development, or the rate at which oil and gas may be produced.

Market for Oil and Gas Production.
The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and, with the exception of gas, all producers in a producing region will receive the same price. Purchasers or gatherers will typically purchase all crude oil offered for sale at posted field prices, which are adjusted for quality difference from the “Benchmark“. Further, until we know the quality and of any reserves we locate we cannot establish a benchmark price. If we locate reserves oil and/or gas will be pumped from wells and stored in tanks at the well site where the purchaser normally will pick up the oil, but in some instances there may be deductions for transportation from the well head to the sales point.

Oil and/or gas will be gathered through connections between our gas wells and our pipeline transmission system. Gas purchasers would pay us 100 percent of the sale proceeds of our oil and gas each month for the previous month’s sales. We will be responsible for all distributions. There is no standard price for gas and prices will fluctuate with the seasons and the general market conditions.

Customers.
We presently have one customer, Seminole Energy Services for the natural gas that we produce through recompleting existing wells.

Competition.
The oil and gas industry is highly competitive. Our competitors and potential competitors include major oil companies and independent producers of varying sizes, all of which are engaged in the acquisition of producing properties and the exploration and development of prospects. Most of our competitors have greater financial, personnel and other resources than we have. Consequently, they have greater leverage to use in hiring personnel, brand name recognition and marketing oil and gas. Accordingly, a high degree of competition in these areas will continue.

Governmental Regulation.
General
The production and sale of oil and gas is subject to regulation by state, federal, and local authorities. In most areas, there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and enact rules in connection with the operation and production of such wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates.

The sale of liquid oil and gas is subject to federal regulation under the Energy Policy and Conservation Act of 1975, which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be again imposed in the future but when, if ever, such re-imposition might occur and the effect thereof on us cannot be predicted.

The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 (“NGPA”). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas is specifically exempt from regulation (i.e., unless the gas is “deregulated”). Administration and enforcement of the NGPA ceiling prices are delegated to the Federal Energy Regulatory Commission (“FERC”). In June 1986, FERC issued Order No. 451, which, in general, is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible that we may in the future discover significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

Our operations are subject to extensive and continually changing regulations because legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in large penalties. The regulatory burden on this industry increases our cost of doing business and, therefore, affects our potential profitability.

Transportation
There are no material permits or licenses required beyond those currently held by us or incident to our operations. We can make sales of oil, natural gas and condensate at market prices, which are not subject to price controls at this time. The price that we receive from the sale of any oil and gas we locate will be affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, FERC regulates the construction of natural gas pipeline facilities, and the rates for transportation of these products in interstate commerce.

Effective as of January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil. These regulations could increase the cost of transporting oil to the purchaser.

Regulation of Drilling and Production
Our proposed drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern the:

•	amounts and types of substances and materials that may be released into the environment;

•	discharge and disposition of waste materials;

•	reclamation and abandonment of wells and facility sites; and

•	remediation of contaminated sites.

In order to comply with these statutes and regulations, we are required to obtain permits for drilling operations, drilling bonds, and reports concerning operations. Kentucky laws contain provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells, and the regulation of the spacing, plugging, and abandonment of wells.

Environmental Regulations
Our operations are affected by the various state, local and federal environmental laws and regulations, including the Oil Pollution Act of 1990, Federal Water Pollution Control Act, and Toxic Substances Control Act. The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”) and comparable state statutes impose strict, joint and several liabilities on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose cleanup liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

Generally, environmental laws and regulations govern the discharge of materials into the environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

•	drilling;

•	development and production operations;

•	activities in connection with storage and transportation of oil and oil and gas; and

•	use of facilities for treating, processing or otherwise handling oil and gas and wastes.

Violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases our overall business costs, which are difficult to determine. Such areas affected include:

•	unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water;

•
capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes; and

•	capital costs to construct, maintain and upgrade equipment and facilities and remediate, plug, and abandon inactive well sites and pits.

Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, we are unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on operations. However, we do not believe that changes to these regulations will have a significant negative impact on the development of our oil and gas properties.

Any discharge of oil and gas into the environment could subject us to substantial expense, including both the cost to comply with applicable regulations pertaining to the cleanup of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. We do not maintain insurance for protection against environmental liabilities.

Research and Development
We have not spent any funds on research and development.

Employees
We currently have three full-time employees who are our officers and directors. We intend to retain the services of prospectors and consultants on a contract basis to conduct the exploration programs on our mineral claims and to assist with regulatory compliance and preparation of financial statements. We do not intend to hire a qualified geologist at this time.

Executive Offices
Our executive offices are currently located at 3701 Edmonton Road, P.O. Box 351, Columbia, Kentucky 42728 and our telephone number is 270-385-9877.

Legal Proceedings
We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Proprietary Rights
We do not have any proprietary rights.

Item 1A. Risk Factors
In addition to the other information provided in this Annual Report on Form 10-K, you should carefully consider the following risk factors in evaluating our business before purchasing any of our common stock. All material risks are discussed in this section.

Risks Related To Our Business.
Because we have only recently commenced business operations and only recently generated revenues of $327,987 the last quarter of 2011, we face a high risk of business failure and this could result in a total loss of your investment.
We began recompletion of existing wells in the last quarter of 2011, and to date, we have earned limited revenues of $ 327,987 and have not achieved limited profitability. Potential investors should be aware of the difficulties normally encountered by exploration stage companies and the high rate of failure of such enterprises. These potential problems include, but are not limited to, unanticipated problems relating to costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful. If we are unsuccessful in addressing these risks, our business will likely fail and you may lose your entire investment.

We require a significant amount of capital for our operations; should we fail to raise sufficient capital we will have to cease our operations and you will lose your entire investment.
Oil and gas exploration requires significant outlays of capital and generally offers limited success probability. Our cash as of December 31, 2011 was $26,160 and our accounts receivable were $42,653. We need to raise a significant amount of capital to pay for our planned exploration and development activities. If we cannot raise the capital to fund our required expenditures, we will be unable to conduct drilling activities and our business will likely fail. Even assuming that we obtain the required financing, if we do not discover and produce commercial quantities of oil and natural gas, our business could fail, in which case you will lose your entire investment.

We may not discover commercial quantities of oil and gas, which will cause you to lose your investment.
Our ability to locate oil and gas is dependent upon successful drilling and development of our 39 oil and gas wells and our ability to locate oil and gas in commercial quantities. We cannot predict in advance of drilling and testing whether any particular drilling location will yield gas or oil in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of technologies will not enable us to know conclusively before drilling whether gas or oil will be present or, if present, whether gas or oil will be present in commercial quantities. The analysis that we perform may not be useful in predicting the characteristics and potential oil and gas in commercial quantities at our well locations. As a result, we may not find commercially viable quantities of gas and oil and you will lose your entire investment

Absent a sufficient level of vertical fracturing in the shale acreage we control, our shale projects may be unsuccessful.
Shale reservoirs are complex, often containing unusual features that are not well understood by drillers and producers. These formations are believed to contain natural fractures. Certain areas will be more heavily fractured than others. If our acreage is not subject to the level of natural fracturing that we expect, our plan for drilling will not yield our expected results and our business, results of operations or financial condition could be materially adversely affected.

Drilling, exploring and producing gas and oil are high-risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.
Oil and gas activities involve numerous risks. Because we have not yet commenced drilling activities, we may be unable to anticipate all risks that we may encounter. Our revenues to date have been generated from our sale of natural gas produced by recompleting existing wells. We cannot anticipate with any degree of certainty the costs and time before we commence drilling activities, if ever, and whether our oil and gas wells will be commercially productive. Additionally, even if we do commence drilling, our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	inability to obtain financing;
•	unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents;
•	adverse weather conditions, including tornados;
•	unavailability or high cost of drilling rigs, equipment or labor;
•	mechanical difficulties;
•	reductions in gas and oil prices;
•	limitations in the market for gas and oil;
•	surface access restrictions;
•	title problems; and/or
•	compliance with governmental regulations.

In addition, higher gas and oil prices generally increase the demand for drilling rigs, equipment and crews and can lead to shortages of, and increasing costs for drilling equipment, services and personnel. Any such shortages could restrict our ability to commence drilling activities. Any delay in the drilling of our wells or significant increase in our expected drilling costs could adversely affect our ability to generate revenues.

Severe weather could have a material adverse impact on our business.
Our business could be materially and adversely affected by severe weather. Repercussions of severe weather conditions may include:

•	curtailment of services rendered to us;
•	weather-related damage to drilling rigs, resulting in suspension of operations;
•	weather-related damage to our facilities;
•	inability to deliver materials to jobsites in accordance with contract schedules; and
•	loss of productivity.

Oil and gas prices are volatile and an extended decline in prices can significantly affect our future financial results.
The markets for oil and gas are volatile. Any substantial or extended decline in the price of oil or gas could:

•	have a material adverse effect on our planned operations;
•	limit our ability to attract capital;
•	reduce our ability to borrow funds needed for our operations; and
•	reduce the value and the amount of oil and gas we discover, if any.

Our exploration and development activities are subject to operational risks, which may lead to, increased costs and decreased production.
The marketability of oil and gas we discover and produce, if any, will depend in part upon the availability, location and capacity of our gas gathering systems, pipelines and processing facilities. Even if we locate oil and gas in commercial quantities, reservoir and operational risks may lead to increased costs and decreased production. These risks include the inability to sustain deliverability at commercially productive levels as a result of decreased reservoir pressures, large amounts of water, or flawed drilling operations. Operational risks include hazards such as fires, explosions, craterings, blowouts, uncontrollable flows of oil, gas or well fluids, pollution, releases of toxic gas and encountering formations with abnormal pressures. The occurrence of any one of these significant events, if not fully insured against, could have a material adverse effect on our financial condition and results of operations.

We face title risks related to our leases or those that we enter into that may result in additional costs and negatively affect our operating results.
It is customary in the oil and gas industry to acquire a leasehold interest in a property based upon a preliminary title investigation. To date, we have acquired 39 oil and gas leases. If the title to the leases acquired is defective, we could lose funds already spent on acquisition and development, or incur substantial costs to cure the title defect, including any necessary litigation. If a title defect cannot be cured, we will not have the right to participate in the development of or production from the leased properties, which will negatively affect our potential profitability.

Currently, all of our properties are located in Kentucky, making us vulnerable to risks associated with having our operations concentrated in a small area.
Our oil and gas leases are for properties concentrated in Kentucky. Due to the limited Kentucky area where our leases are located, we may be disproportionately exposed to the impact of delays or interruptions of our future drilling activity, if any, caused by significant governmental regulation, transportation capacity constraints, curtailments of production, natural disasters, interruption of transportation of oil and gas produced or other events that impact our operations.

Competition in the oil and gas industry is intense, and most of our competitors have greater financial and operational resources then we do.
We operate in a highly competitive environment for marketing gas and oil and securing equipment and trained personnel. Many of our competitors are major and large independent oil and gas companies that possess and employ financial, technical and personnel resources substantially greater than ours. Those companies may be able to develop properties more efficiently than our financial or personnel resources permit. Also, there is substantial competition for capital available for investment in the oil and gas industry. Larger competitors will likely be better able to withstand sustained periods of unsuccessful drilling and absorb the burden of changes in laws and regulations more easily than we can, which would adversely affect our competitive position. We may be unable to compete successfully in the future in developing our oil and gas wells, marketing any oil and gas we discover, attracting and retaining quality personnel and/or raising capital to commence drilling activities.

We are subject to complex governmental laws and regulations that may adversely affect the cost, manner or feasibility of doing business.
Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, gas and oil, and operating safety, and protection of the environment, including those relating to air emissions, wastewater discharges, land use, storage and disposal of wastes and remediation of contaminated soil and groundwater. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may negatively affect our business, results of operations and financial condition. We may encounter unanticipated capital expenditures to comply with governmental laws and regulations, such as:

•	price control;
•	taxation;
•	lease permit restrictions;
•	drilling bonds and other financial responsibility requirements, such as plug and abandonment bonds;
•	spacing of wells;
•	unitization and pooling of properties;
•	safety precautions; and
•	permitting requirements.

Under these laws and regulations, we could be liable for:
•	personal injuries;
•	property and natural resource damages;
•	well reclamation costs, soil and groundwater remediation costs; and
•	governmental sanctions, such as fines and penalties.

Our operations could be significantly delayed or curtailed, and our cost of operations could significantly increase as a result of environmental safety and other regulatory requirements or restrictions. We are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. We may be unable to obtain all necessary licenses, permits, approvals and certificates for proposed projects. Intricate and changing environmental and other regulatory requirements may require substantial expenditures to obtain and maintain permits. If a project fails to function as planned, for example, due to costly or changing requirements or local opposition, it may create expensive delays, extended periods of non-operation or significant loss of value in a project.

Environmental liabilities may expose us to significant costs and liabilities.
There is inherent risk of incurring significant environmental costs and liabilities in our gas and oil operations due to the potential handling of oil and gas and generated wastes, the occurrence of air emissions and water discharges from work-related activities and the legacy of pollution from historical industry operations and waste disposal practices. We may incur joint and several or strict liability under these environmental laws and regulations in connection with spills, leaks or releases of oil and gas wastes on, under or from our properties and facilities, many of which have been used for exploration, production or development activities for many years, oftentimes by third parties not under our control. Private parties, including the owners of properties upon which we conduct drilling and production activities as well as facilities where our oil and gas or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. In addition, changes in environmental laws and regulations occur frequently, and may result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements that could have a material adverse effect on our operations or financial position. We may be unable to recover some or any of these costs from insurance.

Risks Related To Our Management.
We depend heavily on our management and we may be unable to replace them if we lose their services.
The loss of the services of one or more members of our management or our inability to attract, retain and maintain additional management could harm our business, financial condition, results of operations and future prospects. Our operations and prospects depend in large part on the performance of our President, Mark Holbrook, who analyzed the properties we acquired and Marshall Holbrook, who is the operator of our oil and gas wells, pipelines, compressor station and leases. Should we lose either or both of their services, we may be unable to find qualified replacements for them if their services are no longer available.

Because members of our management have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.
Our directors and officers serve as officers and/or directors of other companies. Mark Holbrook, Coral Holbrook and Marshall Holbrook spend 85%, 75% and 65% of their individual professional time on our business, respectively. Accordingly, the personal interests of our officers and directors and those of the companies that they are affiliated with may come into conflict with our interests and those of our minority stockholders. We, as well as the other companies that our officers and directors are affiliated with, may present them with business opportunities, which are simultaneously desired. Additionally, we may compete with these other companies for investment capital, technical resources, key personnel and other things. You should carefully consider these potential conflicts of interest before deciding whether to invest in our shares of our common stock. We have not yet adopted a policy for resolving such conflicts of interests. Our directors’ and officers’ potential conflicts of interest as of the date of this Annual Report on Form 10-K due to their affiliation with other companies and as a result of their family relationships, which are:

●	Our Vice President, Marshall Holbrook, controls and owns A.D.I.D. Corporation, a Kentucky Corporation, which serves as the operator of our oil and gas wells, pipelines, compressor station and leases
●	Our President, Mark Holbrook, is married to our Chief Financial Officer, Secretary and Treasurer, Cora J. Holbrook; and
●	Our Vice President, Marshall Holbrook, is the son of Mark and Cora Holbrook.

Risks Related to Our Common Stock.
Our current management holds significant control over our common stock, which will prevent our minority shareholders from having the ability to control any of our corporate actions.
Our management has significant control over our voting stock, which may make it difficult to complete some corporate transactions without their support and may prevent a change in our control. Our officers and directors control 5,351,000 shares, or 90% of our outstanding common stock. As a result of this substantial control of our common stock, our management will have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Investors may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws.
Our common stock is currently not quoted on any market. No market may ever develop for our common stock, or if developed, may not be sustained in the future.

The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there might be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having the Shares available for trading on the OTC Bulletin Board, investors should consider any secondary market for our securities to be a limited one. We intend to seek coverage and publication of information regarding the company in an accepted publication, which permits a "manual exemption." This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. We may not be able to secure a listing containing all of this information. Furthermore, the manual exemption is a non issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Accordingly, our shares should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

We will be subject to penny stock regulations and restrictions and our stockholders may have difficulty selling shares of our common stock.
The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. We anticipate that our common stock will become a “penny stock”, and we will become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

We do not anticipate that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Sales of our common stock under Rule 144 could reduce the price of our stock.
None of our outstanding common shares are currently eligible for resale under Rule 144. In general, persons holding restricted securities in a Securities & Exchange Commission reporting company, including affiliates, must hold their shares for a period of at least six months, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. If substantial amounts of our common stock become available for resale under Rule 144, prevailing market prices for our common stock will be reduced.

If in the future we are not required to continue filing reports under Section 15(d) of the 1934 Act, our securities can no longer be quoted on the OTC Bulletin Board, which could reduce the value of your investment.
As required under Section 15(d) of the Securities Exchange Act of 1934, we will file periodic reports with the Securities and Exchange Commission as required under Section 15(d). However, if in the future we are not required to continue filing reports under Section 15(d), our securities can no longer be quoted on the OTC Bulletin Board, which could reduce the value of your investment. Of course, there is no guarantee that we will be able to meet the requirements to be able to cease filing reports under Section 15(d), in which case we will continue filing those reports.

We may, in the future, issue additional securities, which would reduce investors’ percent of ownership and may dilute our share value.
Our Articles of Incorporation authorize us to issue 90,000,000 shares of common stock. As of the date of this Annual Report on Form 10-K, we had 5,938,000 shares of common stock outstanding. Accordingly, we may issue up to an additional 84,222,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock. Additionally, we are authorized to issue 10,000,000 shares of preferred stock. Our board of directors may designate the rights terms and preferences at its discretion including conversion and voting preferences without notice to our shareholders.

Special Information Regarding Forward Looking Statements.
Some of the statements in this Annual Report on Form 10-K are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under “Risk Factors.” The words “believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments. However, the Private Securities Litigation Reform Act of 1995 is not available to us as a non-reporting issuer.

 Item 2. Properties

Our executive offices are currently located at 3701 Edmonton Road, P.O. Box 351, Columbia, Kentucky 42728 and our telephone number is 270-385-9877. We occupy all of space at this location and pay rent of $1000 per month.

Our oil and gas interests are for properties are located in Laurel, Clay and Whitley Counties in Kentucky. We hold a 100% working interest and 85% Net Revenue interest in 1060 total acres, 395 Acres Developed and 665 undeveloped acres in Clay and Laurel Counties and 1505 Total acres leased, 338 Acres Developed and 1167 undeveloped in Whitley County.

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

Description of Securities
The following description is a summary of the material terms of the provisions of our Articles of Incorporation and Bylaws. Our Articles of Incorporation and Bylaws have been filed as exhibits to our registration statement on Form S-1 which was declared effective on October 28, 2011.

Common Stock.
We are authorized to issue 90,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock. As of the date of this report on Form 10K there are 5,938,000 shares of our common stock issued and outstanding held by 43 stockholders of record.

Preferred Stock.
We are authorized to issue 10,000,000 shares of blank check preferred stock, of which no shares are issued and outstanding. The rights terms and preferences of our preferred stock have not been established and can be designated at any time by the majority vote of our Board of Directors without a vote of our shareholders.

Warrants.
From September 25, 2010 through March 29, 2011, we offered and sold $64,000 of convertible promissory notes with attached warrants. Each note was converted into common shares at the price $.50 per. Under the terms of the convertible note agreement six months after a qualifying transaction we became obligated to grant each note holder 1500 warrants for every $500 invested. Under the terms of paragraph 3 of the note, we became required to issue the warrants upon the closing of a Qualifying Transaction, which is defined as a purchase of, formation of, merger with, and/or acquisition of a corporate entity with equity securities. A qualifying transaction occurred upon our filing articles of incorporation with the state of Florida on March 17, 2011 when we changed our domicile from Wyoming to Florida because we caused the formation of a corporate entity with equity securities. As such on September 17, 2011, we granted each note holder 1500 warrants for every $500 invested for an aggregate of 192,000 warrants. The warrant holder may exercise each one (1) warrant into one (1) common share at the price of $1.00 per share from March 17, 2012 until the close of business on the date which is two years after the date of the holder’s convertible note.

Florida Anti-Takeover Laws.
As a Florida corporation, we are subject to certain anti-takeover provisions that apply to public corporations under Florida law. Pursuant to Section 607.0901 of the Florida Business Corporation Act, or the Florida Act, a publicly held Florida corporation may not engage in a broad range of business combinations or other extraordinary corporate transactions with an interested shareholder without the approval of the holders of two-thirds of the voting shares of the corporation (excluding shares held by the interested shareholder), unless:

(i) the transaction is approved by a majority of disinterested directors before the shareholder becomes an interested shareholder;
(ii) the interested shareholder has owned at least 80% of the corporation’s outstanding voting shares for at least five years preceding the announcement date of any such business combination;
(iii) the interested shareholder is the beneficial owner of at least 90% of the outstanding voting shares of the corporation, exclusive of shares acquired directly from the corporation in a transaction not approved by a majority of the disinterested directors; or
(iv) the consideration paid to the holders of the corporation’s voting stock is at least equal to certain fair price criteria.

An interested shareholder is defined as a person who, together with affiliates and associates, beneficially owns more than 10% of a corporation’s outstanding voting shares. We have not made an election in our amended Articles of Incorporation to opt out of Section 607.0901.

In addition, we are subject to Section 607.0902 of the Florida Act which prohibits the voting of shares in a publicly held Florida corporation that are acquired in a control share acquisition unless (i) our board of directors approved such acquisition prior to its consummation or (ii) after such acquisition, in lieu of prior approval by our board of directors, the holders of a majority of the corporation’s voting shares, exclusive of shares owned by officers of the corporation, employee directors or the acquiring party, approve the granting of voting rights as to the shares acquired in the control share acquisition. A control share acquisition is defined as an acquisition that immediately thereafter entitles the acquiring party to 20% or more of the total voting power in an election of directors.

Item 3.  Legal Proceedings
We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.  Not Applicable

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common shares are quoted on the OTC Markets inter-dealer quotation system under the symbol, PSST. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will be unable to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2011
Quarter Ended	High $	Low $
December 31, 2011	N/A	N/A
September 30, 2011	N/A	N/A
June 30 2011	N/A	N/A
March 31, 2011	N/A	N/A

Fiscal Year Ending December 31, 2010
Quarter Ended	High $	Low $
December 31, 2010	N/A	N/A
September 30, 2009	N/A	N/A
June 30, 2009	N/A	N/A
March 31, 2009	N/A	N/A

Penny Stock Considerations
Our shares will be "penny stocks", as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Thus, our shares will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt.

In addition, under the penny stock regulations, the broker-dealer is required to:

•
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value, and information regarding the limited market in penny stocks; and

•
Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our Common Stock, which may affect the ability of our shareholders to sell their shares in the secondary market, and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Sales of our common stock under Rule 144
5,738,000 shares of our common shares are currently eligible for resale under Rule 144. In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least six months and persons who are affiliates must file a Form 144 with the SEC prior to sale, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. If substantial amounts of our common stock become available for resale under Rule 144, prevailing market prices of our common stock will be reduced.

Dividends
We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans
On December 7, 2011, we registered 200,000 shares of our common stock on Form S-8 under the Securities Act of 1933.  As of December 31, 2011, we had issued 160,000 shares registered to professionals and consultants in exchange for professional services to be rendered in 2012.

Recent Sales of Unregistered Securities
On January 7, 2010, we issued an aggregate of 5,250,000 common shares as follows, (i) 16,667 common shares on January 7, 2010 and 1,677,833 common shares on March 17, 2011 to Sovereign One, Inc., a Tennessee Corporation controlled by our President and Director, Mark Holbrook; (ii) 16,667 common shares on January 7, 2010 and 1,677,833 common shares on March 17, 2011 to Logos Resources, Inc., a Tennessee Corporation controlled by our Vice President and Director Marshall Holbrook and of 16,667 common shares on January 7, 2010; and (iii) 1,677,833 common shares on March 17, 2011 to McCrome International, Inc., a Tennessee Corporation controlled by our Chief Financial Officer, Secretary, Treasurer and Director, Cora J. Holbrook . In exchange for our issuance of an aggregate of 5,250,000 A.D.I.D. Corporation, a Kentucky Corporation controlled by Marshall Holbrook assigned a100% ownership in (a) 34,000 of 2-inch natural gas pipeline and 60,000 feet of 4-inch natural gas pipeline, compressor stations, right of ways and easements located in Clay and Laurel Counties, Kentucky, and (b) 59,000 feet of 2-inch natural gas pipeline and 10,000 feet of 4-inch natural gas pipeline, compressor stations, right of ways and easements located in Whitley County, Kentucky; and a 100% working interest and an 85% net revenue interests of 39 oil and gas wells and leases (the “Wells”) in Kentucky.

From September 25, 2010 through March 29, 2011, we offered and sold $64,000 of convertible promissory notes with attached warrants. All notes were funded with cash payment and no notes were issued for services. Each note was convertible into common shares at price of $1.00 per share. On March 17, 2011 our board of directors by corporate resolution reduced the conversion price from $1.00 per share to $.50 per share in order to promote goodwill and loyalty with the note holders. On September 17, 2011, we granted each note holder 1500 warrants for every $500 invested for an aggregate of 192,000 warrants. The warrant holder may convert each one (1) warrant into one (1) common share at the price of $1.00 per share from March 17, 2012 until the close of business on the date which is two years after the date of the holder’s convertible note. We issued an aggregate of 128,000 common shares on March 17, 2011 upon conversion of all outstanding notes in the amount of $64,000.

On September 25, 2010, we sold Roger L. Nail and Jeannette Nail a convertible note in the amount of $10,000.00 and the right to receive 30,000 warrants. On March 17, 2011, he converted the note into 20,000 shares of our common stock.

On October 21, 2010, we sold Dale Bradshaw and Pamela Shepp a convertible note in the amount of $5,000.00 and the right to receive 15,000 warrants. On March 17, 2011, he converted the note into 10,000 shares of our common stock.

On November 3, 2010, we issued 125,000 shares of our common stock to Hamilton & Associates Law Group, a Florida corporation controlled by Brenda Hamilton, in exchange for legal services rendered to us. We valued these shares at $.50 per share.

On November 3, 2010, we issued 75,000 shares of our common stock to Williams Law Group, a Florida corporation controlled by Michael T. Williams in exchange for legal services rendered to us. We valued these shares at $.50 per share.

On March 31, 2011, we issued 125,000 shares of our common stock to Hamilton & Associates Law Group, a Florida corporation controlled by Brenda Hamilton, in exchange for legal services rendered to us. The shares were a flat fee and earned as of November 3, 2010. We valued these shares at $.50 per share.

On March 31, 2011, we issued 75,000 shares of our common stock to Williams Law Group, a Florida corporation controlled by Michael T. Williams in exchange for legal services rendered to us. The shares were a flat fee and earned as of November 3, 20101. We valued these shares at $.50 per share.

On November 27, 2010, we sold Emily S. Holbrook a convertible note in the amount of $5,000.00 and the right to receive 15,000 warrants. On March 17, 2011, she converted the note into 10,000 shares of our common stock.

On November 28, 2010, we sold Robert R. Weaver and Roxaline V. Weaver a convertible note in the amount of $5,000.00 and the right to receive 15,000 warrants. On March 17, 2011, they converted the note into 10,000 shares of our common stock.

On December 27, 2010, we sold McCrome International, Inc., a Tennessee corporation controlled by Cora J Holbrook, a convertible note in the amount of $3,500.00 which it converted the note into 7,000 shares of our common stock.

On December 31, 2010, we sold Sovereign One, Inc., a Tennessee corporation controlled by Mark Holbrook, a convertible note in the amount of $3,500.00 which it converted 7,000 shares of our common stock.

On March 29, 2011 we issued 20,000 shares of our common stock to Marshall Holbrook in exchange for services rendered. We valued these shares at $.50 per share.

On March 29, 2011, we issued 20,000 shares of our common stock to Mark Holbrook in exchange for services rendered. We valued these shares at $.50 per share.

On March 29, 2011, we issued 20,000 shares of our common stock to Cora Holbrook in exchange for services rendered. We valued these shares at $.50 per share.

On March 29, 2011, we issued 20,000 shares of our common stock to Mellissa Holbrook, the spouse of Marshall Holbrook in exchange for services rendered.

On January 18, 2011, we sold Jeannette Nail a convertible note in the amount of $5,000.00 and the right to receive 15,000 warrants. On March 17, 2011, they converted the note into 10,000 shares of our common stock.

On January 21, 2011, we sold Velimir Jurisic a convertible note in the amount of $5,000.00 and the right to receive 15,000 warrants. On March 17, 2011, he converted the note into 10,000 shares of our common stock.

On January 26, 2011, we sold Logos Resources, Inc., a Tennessee corporation controlled by Marshall Holbook, a convertible note in the amount of $3,500.00 which it converted the note into 7,000 shares of our common stock.

On January 27, 2011, we sold Thaddeus S. Vance and Patty A. Vance a convertible note in the amount of $5,000.00 and the right to receive 15,000 warrants. On March 17, 2011, they converted the note into 10,000 shares of our common stock.

On January 27, 2011, we issued 25,000 shares of our common stock to Eglington Investments, Inc., a Florida corporation controlled by Marli Barbarosh, Lori Barbarosh and Liana Barbarosh, in exchange for consulting services rendered. We valued these shares at $.50 per share.

On January 27, 2011, we issued 25,000 shares of our common stock to Empire Global Advisory Services, LLC, a Florida limited liability company controlled by The Barbarosh Family Irrevocable Trust, in exchange for accounting advisory services rendered. We valued these shares at $.50 per share.

On January 27, 2011, we issued 25,000 shares of our common stock to Bridle Path Investments I, LLC, a Florida limited liability company controlled by Marli Barbarosh, in exchange for oil industry advisory services rendered. We valued these shares at $.50 per share.

On January 27, 2011, we issued 25,000 shares of our common stock Croft Investments Limited Partnership, a Delaware limited partnership, an entity controlled by Milton and Ricki Barbarosh in exchange for corporate structuring services. We valued these shares at $.50 per share.

On January 29, 2011, we sold Robert Ketchum and Karen Ketchum a convertible note in the amount of $5,000.00 and the right to receive 15,000 warrants. On March 17, 2011, they converted the note into 10,000 shares of our common stock.

On January 31, 2011, we sold Richard Heard and Kathryn Ketchum Heard a convertible note in the amount of $5,000.00 and the right to receive 15,000 warrants. On March 17, 2011, they converted the note into 10,000 shares of our common stock.

On February 2, 2011, we sold Michael Ketchum and Christa Ketchum a convertible note in the amount of $5,000.00 and the right to receive 15,000 warrants. On March 17, 2011, they converted the note into 10,000 shares of our common stock.

On February 7, 2011, we sold Victoria Noelle Bewley a convertible note in the amount of $200.00 and the right to receive 600 warrants. On March 17, 2011, she converted the note into 400 shares of our common stock.

On February 7, 2011, we sold Brianna Marie Hinds Irrevocable Trust a convertible note in the amount of $200.00 and the right to receive 600 warrants. On March 17, 2011, she converted the note into 400 shares of our common stock.

On February 7, 2011, we sold Grayson Simonetti Irrevocable Trust a convertible note in the amount of $200.00 and the right to receive 600 warrants. On March 17, 2011, he converted the note into 400 shares of our common stock.

On February 7, 2011, we sold Roxaline Holbrook Bewley a convertible note in the amount of $400.00 and the right to receive 1,200 warrants. On March 17, 2011, she converted the note into 800 shares of our common stock.

On February 7, 2011, we sold Emma Elizabeth Holbrook Irrevocable Trust a convertible note in the amount of $200.00 and the right to receive 600 warrants. On March 17, 2011, she converted the note into 200 shares of our common stock.

On February 27, 2011, we sold Isabelle Claire Holbrook Irrevocable Trust a convertible note in the amount of $200.00 and the right to receive 600 warrants. On March 17, 2011, she converted the note into 400 shares of our common stock.

On February 27, 2011, we sold Garrett Blair White Irrevocable Trust a convertible note in the amount of $200.00 and the right to receive 600 warrants. On March 17, 2011, he converted the note into 400 shares of our common stock.

On March 25, 2011, we sold E. Bennett Robinson and L. Elizabeth Robinson a convertible note in the amount of $500.00 and the right to receive 1,500 warrants. On March 25, 2011, they converted the note into 1000 shares of our common stock.

On March 28, 2011, we sold Bonnie Lou Valentine converted a convertible note in the amount of $250.00 and the right to receive 750 warrants. On March 28, 2011, she converted the note into 500 shares of our common stock.

On March 28, 2011, we sold Charlene L. Holbrook a convertible note in the amount of $400.00 and the right to receive 1,200 warrants. On March 28, 2011, she converted the note into 500 shares of our common stock.

On March 28, 2011, we issued 20,000 shares to Fred Akers in exchange for pipeline, gathering system and compressor station services. We valued these shares at $.50 per share.

On March 29, 2011, we sold Anthony Akers a convertible note in the amount of $250.00 and the right to receive 750 warrants. On March 29, 2011, he converted the note into 500 shares of our common stock.

On March 29, 2011, we sold Gina F. Sears a convertible note in the amount of $250.00 and the right to receive 750 warrants. On March 29, 2011, she converted the note into 500 shares of our common stock.

On March 29, 2011, we sold Tristan James Hall a convertible note in the amount of $250.00 and the right to receive 750 warrants. On March 29, 2011, he converted the note into 500 shares of our common stock.

We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder, as amended (“the Act”) in connection with the offer and sale of the notes and the common shares issued in conversion of the notes. We believe these exemptions were available because:

·	our officers and director had a pre-existing relationship with each person;
·	the certificates were marked with a restrictive legend setting forth the restrictions on transferability; and
·	Each investor or their representative was an accredited investor.

Item 6.  Selected Financial Data

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of operations

Year Ended December 31, 2011 compared to the year ended December 31, 2010

For the year ended December 31, 2011, we generated approximately $328,000 in royalty revenues from operations.  We reported no revenue activity for the year ended December 31, 2010.  For the year ended December 31, 2011 and 2010, we incurred operating expenses of approximately $289,000 and $245,000, respectively, an increase of $44,000, or 18%.  This increase is primarily attributable to a $166,000 increase in lease operating expenses and a $61,000 increase in administrative expenses, partially offset by a $183,000 decrease in professional fees.  Operating costs of $245,000 reported for 2010 primarily represented costs associated with the organization of our business and preparation and initial implementation of our planned operations.  Approximately $200,000 of the $245,000 operating expenses reported for 2010 were noncash charges incurred in exchange for professional services and services rendered.  During the second half of the year ended December 31, 2011, we began early stage implementation of our planned operations and began generating revenue and incurring operating and administrative expenses required to support the generation of revenue. A detailed comparison of costs and expenses between the years ended December 31, 2011 and 2010 is not practical, since we had not yet begun to execute our planned operations in 2010.

For the year ended December 31, 2011, we reported a net income of approximately $38,000, or 11% of gross revenue.  For the year ended December 31, 2010, we did not conduct revenue generating business.

Liquidity

At December 31, 2011, we had total current assets of $388,813, consisting of $26,160 in cash, $42,653 in accounts receivable, and $320,000 in prepaid expenses for professional services to be rendered in 2012. Total current liabilities at December 31, 2011 were $37,975, consisting of accounts and accrued expenses payable of $12,211, notes payable, current portion of $21,764, and due to related parties of $4,000.  At December 31, 2011, we had positive working capital of $350,838.

The Company’s material sources and uses of cash for the year ended December 31, 2011 and 2010 are as follows:

	2011	2010

Cash (used in) operating activities	$(16,783)	$(17,119)
Property acquisition - down payment	(1,500)
Capital contribution from shareholder	-	120
Proceeds from sale of common stock	1,900
Proceeds from related party loans, net	10,577
Payments on notes payable	(5,034)
Proceeds from issuance of convertible promissory notes	37,000	27,000
Increase in cash	$26,160	$10,001

Our net income of $37,659 plus $4,000 due related parties, offset by $42,653 increase in accounts receivable and $15,769 decrease in accounts and accrued expenses payable were the primary components of our negative operating cash flow for the year ended December 31, 2011.  For the year ended December 31, 2010, net loss of $245,119, partially offset by stock compensation of $200,000 and due to related parties of $28,000 were the primary components of the negative operating cash flows for the year ended December 31, 2010.

Item 7A.  Not Applicable

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Years Ended December 31, 2011 and 2010

Board of Directors and Shareholders
Puissant Industries, Inc.
Columbia, Kentucky 42728

I have audited the accompanying balance sheets of Puissant Industries, Inc. ("the Company") as of December 31, 2011 and 2010 and the statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements.  I was not engaged to perform an audit of its internal control over financial reporting.  My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the financial position of Puissant Industries, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Patrick Rodgers, CPA, PA
Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
April 12, 2012

Puissant Industries, Inc.
Consolidated Statements of Financial Condition

	December 31,
	2011	2010

ASSETS

Current assets

Cash	$26,160	$10,001
Accounts receivable	42,653	-
Prepaid expenses	320,000	-

Total current assets	388,813	10,001

Other assets

Land leases and unproved properties	78,121	3,121
Total assets	$466,934	$13,122

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts and accrued expenses payable	$12,211	$28,000
Notes payable, current portion	21,764	-
Due related parties	4,000	-
Liability to issue stock	-	200,000

Total current liabilities	37,975	228,000

Long-term debt	-	-

Notes payable, less current portion	47,278	27,000

Total liabilities	85,253	255,000

Stockholders' equity

Preferred stock, $0.001 par value; 10,000,000 authorized, none outstanding at December 31, 2011

Common stock, $0.001 par value; 90,000,000 shares
authorized, 5,941,800 and 50,000 issued and outstanding at December 31, 2011 and 2010, respectively	5,942	50
Paid-in capital	583,199	3,191
Accumulated deficit	(207,460)	(245,119)

Total stockholders' equity (deficit)	381,681	(241,878)

Total liabilities and stockholders' equity	$466,934	$13,122

 The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Operations

	Year Ended
	December 31,
	2011	2010

Royalty revenue	$327,987	$-

Costs and Expenses

Lease operating expenses	166,235	-
Administrative expenses	101,186	40,119
Professional fees	22,062	205,000

Total costs and expenses	289,483	245,119

Net loss loss from operations	38,504	(245,119)

Other income (expense)

Interest expense	(845)	-

Total other expenses	(845)	-

Income (loss) before income taxes	37,659	(245,119)

Provision for income taxes	-	-

Net income (loss)	$37,659	$(245,119)

Net loss per weighted share,
basic and fully diluted	$0.007	$(4.98)

Weighted average number of common
shares outstanding, basic and fully diluted	5,695,764	49,176

The Accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Changes in Stockholders' Equity

					Additional	Common
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Total
Balance, July 6, 2009	-	$-	-	$-	$-		$-	$-

Common stock shares issued

Net income (loss)

Balance, December 31, 2009	-	-	-	-	-		-	-

Shares issued in exchange					-			-
for land leases			50,000	50	3,071			3,121

Contribution of capital					120			120

Net income (loss)							(245,119)	(245,119)

Balance, December 31, 2010	-	-	50,000	50	3,191	$-	(245,119)	(241,878)

Shares issued in connection
with conversion of notes payable			128,000	128	63,872			64,000

Shares issued in exchange								-
for land leases			5,200,000	5,200	(5,200)			-

Share issued in exchange for
professional services			320,000	320	159,680			160,000

Shares issued for services rendered			80,000	80	39,920			40,000

Sale of common stock for cash			3,800	4	1,896			1,900

Shares issued in exchange for
professional services			160,000	160	319,840			320,000

Net income (loss)							37,659	37,659

Balance, December 31, 2011	-	$-	5,941,800	$5,942	$583,199	$-	$(207,460)	$381,681

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

	Year Ended
	December 31,
	2011	2010

Cash flows from operations

Net income (loss)	$37,659	$(245,119)

Adjustments to reconcile income (loss) to cash provided by
(used in) operating activities:

Common stock issued or to be issued for services:
Stock-based compensation - professional services	-	160,000
Stock-based compensation - services rendered	-	40,000

Changes in operating assets and liabilities:

Accounts receivable	(42,653)	-
Accounts and accrued expenses payable	(15,789)	-
Due related parties	4,000	28,000

Net cash provided by (used in) operating activities	(16,783)	(17,119)

Cash flows from investing activities

Property acquisition - down payment	(1,500)	-

Net cash used in investing activities	(1,500)	-

Cash flows from financing activities

Contribution of capital by shareholder	-	120
Proceeds from sale of common stock	1,900
Proceeds from related party loans, net	10,577
Payments on notes payable	(5,034)
Proceeds from issuance of convertible promissory notes	37,000	27,000

Net cash provided by financing activities	44,443	27,120

Net increase (decrease) in cash	26,160	10,001
Cash, beginning of period	-	-

Cash, end of period	$26,160	$10,001

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Income taxes	$-	$-

Interest	$845	$-

Non-cash investing and financing transactions:

Issuance of 128,000 shares of common stock in connection with conversion of notes payable	$64,000	$-

Issuance of 320,000 shares of common stock in conection with convesion of liability to issue stock, a liability incurred in exchange for professional services	$160,000	$-

Issuance of 80,000 common shares in connection with conversion of liability to issue stock, a liability incurred in exchange for services rendered	$40,000	$-

Issuance of 50,000 shares of common stock in exchange for oil and gas leases	$-	$3,121

Issuance of 160,000 shares of common stock in exchange for professional services to be rendered in 2012	$320,000	$-

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

Note 1—Basis of Presentation

Organization

Puissant Industries, Inc. (the “Company”) was organized as a Wyoming corporation on July 6, 2009. As of December 31, 2010, the Company was located in Columbia, Kentucky, in Adair County.

The Company is an oil and natural gas exploration, production and development company geographically focused on the onshore United States. The Company currently has 39 wells assigned to it with over 2,837 acres available for drilling and exploration. The Company redomiciled to the state of Florida and changed its name from American Resource Manaagement, Inc. to Puissant Industries, Inc. on March 17, 2011.

The Company owns 100% of ARM Operating Company (“ARM”).  ARM was formed on July 12, 2011, primarily to manage all oil and gas properties of the Company, which includes the operation, development, and maintenance of all oil and gas wells, leases, and reserve activities. ARM will be registered as the operatior of wells with all relevant governmenal agencies, and it will be responsible for maintaing production and maintenance reports for all wells and facilities of the Company.

Accounting period

The Company has adopted an annual accounting period of January through December.

Note 2—Summary of significant accounting principles

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates particularly significant to the financial statements include the following:

.	Estimates of our reserves of oil, natural gas and natural gas liquids ("NGL");
.	Future cash flows from oil and gas properties;
.	Depreciation, depletion and amortization expense;
.	Asset retirement obligations;
.	Fair values of derivative instruments;
.	Fair values of assets acquired and liabilites assumed from business combinations; and
.	Natural gas imbalances.

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

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

Note 2—Summary of significant accounting principles (continued)

Use of estimates (continued)

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

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

Note 2—Summary of significant accounting principles (continued)

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets such as oil and gas properties and equipment used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges during the years ended  December 31, 2011 and 2010.

Impairment of unproved oil and gas properties are determined by FASB ASC Topic 932, “Extractive Activities—Oil and Gas.”

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

Note 2—Summary of significant accounting principles (continued)

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

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

Note 2—Summary of significant accounting principles (continued)

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

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

Note 2—Summary of significant accounting principles (continued)

Comprehensive Income

The Company complies with FASB ASC Topic 220, “Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes 192,000 warrants as of December 31, 2011. since their effect is anti-dilutive.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  For the years ended December 31, 2011 and 2010, the Company recorded compensation expense of $-0- and $200,000, respectively.

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

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

Note 2—Summary of significant accounting principles (continued)

Valuation of Investments in Securities at Fair Value—Definition and Hierarchy (continued)

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

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

Note 2—Summary of significant accounting principles (continued)

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.  At December 31, 2011 and 2010, the Company had no investments classified as securities owned on the balance sheet.

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

In May 2011, the FASB issued an accounting standard update which works to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The update both clarifies the FASB’s intent about the application of existing fair value guidance, and also changes certain principles regarding measurement and disclosure.  The update is effective prospectively and is effective for annual periods beginning after December 15, 2011. Early application is permitted for interim periods beginning after December 15, 2011. The Company is currently evaluating the effect the update will have on its consolidated financial statements.

In January 2010, the FASB issued an accounting standard update on fair value measurements and disclosures. The update requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009; except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this update did not have an effect on the Company’s consolidated financial statements.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

Note 2—Summary of significant accounting principles (continued)

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

Note 3—Notes Payable: Convertible Promissory Notes

During the three months ended March 31, 2011, the Company received $37,000 of proceeds from the issuance of convertible promissory notes with warrants. The notes bore interest at 10% per annum and was due 24-months from the date of the notes. The note holder had the option to convert the principal due into securities of a Qualifying Transaction entity (a corporate entity with equity securities) at an original price of $1.00 per share; the conversion price was changed to $0.50 per share in February 2011.  Upon the closing of a Qualifying Transaction, a transaction described as the closing of a purchase of, formation of, merger with, and or acquisition of a corporate entity with equity securities, the Company would issue to the note holders warrants to purchase shares of common stock at $1.00 per share.  The Company would remain obligated to issue the warrants the earlier of (1) six months from the date of a Qualifying Transaction or (2) on the maturity date of the promissory notes.

During the three months ended March 31, 2011, the note holders exercised their options to convert the principal due into an aggregate of 128,000 shares of the Company’s common stock.

Note 4—Notes Payable – Property and Mineral Rights

On August 1, 2011, the Company entered into a property and mineral and property rights purchase agreement (“Agreement”) in exchange for $25,000.  The Agreement provided for a $1,000 down payment, with the balance of $24,000 to be paid in twelve monthly payments of approximately $2,077, which includes interest at 7% per annum.

On October 13, 2011, the Company entered into an agreement (“Agreement) to acquired property and property and mineral rights, in exchange for $50,000.  The Agreement provided for a $500 down payment, with the balance of $49,500 to be paid in 120 payments of approximately $575, which includes interest at 7% per annum.

Maturities for these two notes payable are as follows at December 31:

2012	$21,800
2013	3,800
2014	4,100
2015	4,400
2016	4,700
Therafter	30,200
$69,000

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

Note 5—Notes Payable - Shareholders

During the year ended December 31, 2011, the Company borrowed a total of $15,000 from related party shareholders, repaying $11,000 during the year, leaving a balance due of $4,000.  These borrowings are non-interest bearing and due on demand.

Note 6—Income Taxes

At December 31, 2011, the Company had approximately $207,000 of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2031.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

	December 31,	December 31,
	2011	2010
Deferred tax asset:

Net operating loss carryforwards	$77,625	$92,238

Deferred tax assets	$77,625	92,238

Less: Valuation allowance	(77,625)	(92,238)

Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	December 31,		December 31,
	2011		2010

Statutory federal income tax expense	(34	) %	(34	) %

State and local income tax	(4)		(4)
(net of federal benefits)

Valuation allowance	38		38
	-%		-%

The Company has taken a 100% valuation allowance against the deferred asset attributable to the NOL carry-forwards of $77,625 at December 31, 2011, due to the uncertainty of realizing the future tax benefits.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

Note 7—Common Stock

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001. At December 31, 2011 and December 31, 2010, 5,941,800 and 50,000 shares were issued and outstanding, respectively.

Note 8—Preferred Stock

The Company is authorized to issue 10,000,000 of preferred stock with a par value of $0.001. At September 30, 2011, no shares were issued or outstanding.

Note 9—Equity

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

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

Note 9—Equity (continued)

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

During the three months ended March 31, 2011, note holders of the Company’s convertible promissory notes, in the aggregate of $64,000 (See Note 3—Notes Payable: Convertible Promissory Notes) converted their notes into an aggregate of 128,000 shares of the Company’s $0.001 par value common stock. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

On December 7, 2011, the Company issued 160,000 shares of its $.001 par value common stock to professionals and consultants in exchange for professional services to be rendered in 2012.  We valued these shares at $2.00 per share. The 160,000 shares were issued in accordance with the provisions of our Stock Award Plan; they were registered on a Form S-8 Registration Statement under the 1933 ACT, which became effective on December 2, 2011.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

Note 10—Related Party

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

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

Note 10—Related Party (continued)

During the year ended December 31, 2011, the Company borrowed a total of $15,000 from related party shareholders, repaying $11,000 during the year, leaving a balance due of $4,000.  These borrowings are non-interest bearing and due on demand.

The Company is related to several other entities by virtue of common ownership and control, which includes stockholders, employees, attorneys, consultants or companies owned by attorneys, consultants, and family members.

Note 11—Subsequent Events

Management has evaluated subsequent events through April 12, 2012, the date of which the financial statements were available to be issued.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
We have had no changes in or disagreements with our Accountants since our inception. No events occurred that require disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2011.

Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that as of December 31, 2011, our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Limitations on the Effectiveness of Internal Controls
Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are:

Name	Age	Position Held
Mark Holbrook	59	President and Director
Marshall Holbrook	32	Vice President and Director
Cora J. Holbrook	61	Chief Financial Officer, Secretary, Treasurer and Director

Mark E. Holbrook – Mark E. Holbrook is our founder and has been our President and Director since our incorporation on July 9, 2009. From January 10, 1989 to July 9, 2009, Mr. Holbrook was Chief Executive Officer of Mark E. Holbrook and Associates Company, a Petroleum Engineering Consulting Company which provided professional services in reservoir engineering, exploration technologies, project economics, and oil and gas property acquisition. From 1984 to 1989, he was Senior Engineer of independent oil and gas companies, including American Natural Resources, Inc. and Coastal Oil and Gas Company.Mr. Holbrook received his Bachelor of Science degree in Applied Science/Petroleum and Natural Gas Technology from the University of Alabama in 1982. Since 1982, Mr. Holbrook has been a member of the Society of Petroleum Engineers, American Society of Mechanical Engineers, Society of Petrophysicists and Well Log Analysts and Society of Core Analysts.

Marshall E. Holbrook – Marshall E. Holbrook is our founder and has been our Vice President and Director since our incorporation on July 9, 2009. From November 15, 2005 to present, Mr. Holbrook has been the Chief Executive Officer of A.D.I.D. Corporation, a Kentucky corporation, which operates as a natural gas production and operating company that managed well drilling and completion, pipeline construction, well management, property acquisition and leasing.. From January 10, 2003 through December 21, 2004 Mr. Holbrook worked for Energas Resources, Inc. as Operations Manager supervising well drilling, well completions, gathering pipeline construction and maintenance. From January 1992 to December 31, 2002, Mr. Holbrook was an Engineering Technician for Mark E. Holbrook and Associates working on due diligence for selected company acquisitions in the petroleum and natural gas industry. He attended Chattanooga State Technological College and Reinhardt College, and pursued a Business Administration Degree. As our Vice President and Director, Marshall Holbrook brings his experience with managing oil products and gas operations.

Cora J. Holbrook – Cora J. Holbrook is our founder and has been our Chief Financial Officer, Secretary, Treasurer and Director since our incorporation on July 9, 2009. From December 1, 2005 to July 9, 2009, Ms. Holbrook was the Curator and Administrator of the T. B. Vance Geological Library that maintains geological records for numerous Basins within the United States. From 1971-1985 she was the Administrator of Economy Oil and Gas, supervising and managing office operations, accounting and records maintenance. From January 1989 to December 2002 she was the Office Manager for Mark E. Holbrook and Associates, from August 2002 to July 9, 2009, she was the Curator and Administrator of the T.B. Vance Geological Library. Ms. Holbrook received her Bachelor of Arts degree in History from Shelton College in 1971. As our Chief Financial Officer, Secretary, Treasurer and Director, Cora J. Holbrook brings significant experience in the administration and operation of oil and gas companies.

Family Relationships and Other Matters.
Mark Holbrook, our President and Director, is the father of Marshall Holbrook, our Vice President and Director.

Mark Holbrook, our President and Director, and Cora J. Holbrook, our Chief Financial Officer, Secretary, Treasurer and Director, are married to each other.

Apart from these relationships, there are no family relationships among or between any of our officers and directors.

Legal Proceedings.
No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

·	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
·	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
·
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

·
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

·
Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity;

·	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity; and/or
·	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Item 11.  Executive Compensation
Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the years ended December 31, 2009 and 2010.

Name	Title	Year	Salary	Bonus	Stock awards		Option awards	Non equity incentive plan compensation	Non qualified deferred compensation	All other compensation	Total
Mark Holbrook	President, Director	2010 2009	0 0	0 0	$10,000 0	(1)	0 0	0 0	0 0	0 0	$10,000 0

Marshall Holbrook	Vice President, Director	2010 2009	0 0	0 0	$10,000 0	(1)	0 0	0 0	0 0	0 0	$10,000 0

Cora J. Holbrook	Chief Financial Officer, Secretary, Treasurer, Director	2010 2009	0 0	0 0	$10,000 0	(1)	0 0	0 0	0 0	0 0	$10,000 0

(1) On March 29, 2011, we issued 20,000 shares each of our common stock to Mark Holbrook, Marshall Holbrook and Cora J. Holbrook in exchange for services rendered during the fiscal year ending December 31, 2010. We valued these shares at $.50 per common share.

Summary Equity Awards Table
The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of December 31, 2010.

Outstanding Equity Awards at Fiscal Year- End December 31, 2010

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Hav Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That HaveNot Vested ($)
Mark Holbrook	0	0	0	0	0	0	0	0	0
Marshall Holbrook	0	0	0	0	0	0	0	0	0
Cora J. Holbrook	0	0	0	0	0	0	0	0	0

Board of Directors

Director Compensation

Name Year	Fees Earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mark Holbrook 2010 2009	0 0	20,000(1) 0	0 0	0 0	0 0	0 0	$10,000(2) 0
Marshall Holbrook 2010 2009	0 0	20,000(1) 0	0 0	0 0	0 0	0 0	$10,000(2) 0
Cora J Holbrook 2010 2009	0 0	20,000(1) 0	0 0	0 0	0 0	0 0	$10,000(2) 0

(1)
On March 29, 2011, we issued 20,000 shares each of our common stock to Mark Holbrook, Marshall Holbrook and Cora J. Holbrook in exchange for services rendered during the fiscal year ending December 31, 2010. We valued these shares at $.50 per common share.

(2)
Reflects the fair market value of 20,000 shares of $10,000, which we issued to each, Mark Holbrook, Marshall Holbrook and Cora J. Holbrook in exchange for services rendered during the fiscal year ending December 31, 2010.

Narrative disclosure to summary compensation and option tables

Mark Holbrook, Marshall Holbrook and Cora J Holbrook, our officers and directors, currently receive no compensation. We have no written employment agreements with any of our officers or directors. Our officers and directors have orally agreed to take no cash compensation unless and until we achieve revenues from operations, which exceed $32,500, and then only if, in the exercise of their fiduciary duty to stockholders, we believe taking compensation will not adversely affect our ability to continue to successfully implement our business plan at that time. At such time, we plan to pay salaries of $6,750 per month to Mark Holbrook, $4,000 per month to Marshall Holbrook and $2,750 per month to Cora J Holbrook. We issued 20,000 each to our officers and directors for services rendered in 2010 as our Board thought was appropriate so as not to cause excessive dilution in 2010. We valued these shares at $.50 per share or an aggregate of $10,000. We valued the services rendered by each member of our management at an aggregate of $10,000 because each provided at least 200 hours of service during 2010. We valued each hour at $50 per hour based upon their experience in oil and gas operations and administration and the level of skill required to perform the services rendered. As our officers and directors are not taking any cash compensation until that time, we may award them shares of common stock as non-cash compensation as determined by the Board of Directors from time to time.

At no time during the last fiscal year with respect to any person listed in the Table above was there:


any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined);

	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
	any option or equity grant;
	any non-equity incentive plan award made to a named executive officer;
	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
	any payment for any item to be included under All Other Compensation (column (i)) in the Summary Compensation Table.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
The following tables set forth the ownership, as of December 31, 2011, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be “ "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address for these shareholders is 3701 Edmonton Road, P.O. Box 351, Columbia, Kentucky 42728.

Title of class	Co-Founders:	Amount Beneficial Ownership		Direct Ownership	Indirect Ownership		Percent of class
COMMON	Mark Holbrook(1) (2) President, Director, & Founder	5,554,000	(2)	20,000	3,534,000	(2)	60%
COMMON	Marshall Holbrook(1) (2) Vice President, Director & Founder	1,797,000	(2)	20,000	1,777,000	(2)	30%
COMMON	Cora J Holbrook(1) (2) Chief Financial Officer, Secretary, Treasurer, Director & Founder	5,554,000	(2)	20,000	3,534,000	(2)	60%
COMMON	Mellissa Holbrook(1) (2)	1,797,000	(2)	20,000	1,777,000	(2)	30%
COMMON	All officers and directors As a Group [3 persons]	5,351,000		80,000	5,271,000		90%

(1) This table is based upon information derived from our stock records. Applicable percentages are based upon 5,938,000shares of common stock outstanding as of the date of this report on Form 10K. Mark and Cora Holbrook hold the same 60% of our outstanding shares since they are married and have joint tenancy in their individual and corporate holdings under their control. Marshall and Melissa hold the same 30% of our outstanding shares since they are married and have joint tenancy in the individual and corporate holdings under their control.

(2) This figure includes: (a) 1,757,000 shares held by Logos, Inc., a company controlled by Marshall Holbrook; (b) 20,000 held by Marshall Holbrook, individually; and (c) 20,000 shares held by Mellissa Holbrook, the spouse of Marshall Holbrook.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 5,938,000shares of common stock outstanding as of the date of this Annual Report on Form 10-K

Item 13.  Certain Relationships and Related Transactions, and Director Independence
On or about January 15, 2005, Sovereign One, Inc., a company controlled by Mark Holbrook, McCrome International Inc. a company controlled by Cora J Holbrook and Logos Resources, Inc. a company controlled by Marshall Holbrook entered into an agreement with A.D.I.D. Corporation, a Kentucky corporation controlled by Marshall Holbrook ("A.D.I.D.") whereby A.D.I.D. agreed to acquire oil and gas leases and properties and assign such oil and gas leases and properties entities as specified by Sovereign One Inc., McCrome International, Inc. and Logos Resources, Inc.

In exchange for our issuance of an aggregate of 5,250,000 shares of our common stock representing 1,750,000 common shares to each Sovereign One Inc., McCrome International, Inc. and Logos Resources, Inc, A.D.I.D. assigned the following interests to us:

(i) on August 9, 2010, 100% ownership in (a) 34,000 of 2-inch natural gas pipeline and 60,000 feet of 4-inch natural gas pipeline, compressor stations, right of ways and easements located in Clay and Laurel Counties, Kentucky, and (b) 59,000 feet of 2-inch natural gas pipeline and 10,000 feet of 4-inch natural gas pipeline, compressor stations, right of ways and easements located in Whitley County, Kentucky; and

(ii) on February 15, 2010, a 100% working interest and an 85% net revenue interests of 39 oil and gas wells and leases (the “Wells”) in Kentucky.

On December 27, 2010, McCrome International, Inc. a Tennessee corporation controlled by Cora J Holbrook, loaned us $3,500 through a convertible note, which it converted into 7,000 shares of our common stock.

On January 26, 2011, Logos Resources, Inc., a Tennessee corporation controlled by Marshall Holbrook, loaned us $3,500 through a convertible note, which it converted into 7,000 shares of our common stock.

On December 31. 2010, Logos Resources, Inc., a Tennessee corporation controlled by Marshall Holbrook, loaned us $3,500 through a convertible note, which it converted into 7,000 shares of our common stock.

On December 31, 2010, Sovereign One, Inc., a Tennessee corporation controlled by Mark Holbrook, loaned us $3,500 through a convertible note, which it converted into 7,000 shares of our common stock.

On March 29, 2011, we issued 20,000 shares of our common stock which we valued at $.50 to Mark Holbrook, our Founder, President and Director in exchange for services rendered as our President from January 1, 2010 through December 31, 2010.

On March 29, 2011, we issued 20,000 shares of our common stock which we valued at $.50 to Mellissa Holbrook, Marshall Holbrook’s spouse, in exchange for services rendered as our Vice President from January 1, 2010 through December 31, 2010.

On March 29, 2011, we issued 20,000 shares of our common stock, which we valued at $.50, to Cora Holbrook, our Chief Financial Officer, Secretary, Treasurer and Director in exchange for services rendered as our Secretary and Treasurer from January 1, 2010 through December 31, 2010.

June 1, 2011 Agreement with A.D.I.D.
Effective June 1, 2011, we entered into a Well Services Agreement with A.D.I.D. Corporation, a Kentucky corporation controlled by our Vice President and Director, Marshall Holbrook (“A.D.I.D.”). Under the agreement terms, A.D.I.D. agrees to act as the operator of our oil and gas wells, pipelines, compressor station and leases. In exchange for A.D.I.D’s services, we are required to pay the following:

·	$800 per well per month for the first twenty (20) producing wells;
·	$400 per well for the second twenty (20) producing wells;
·	$200 per well for all wells over forty (40) producing well;
·	$1500 per month for each drilling well, beginning on the date that well is spudded and terminating when the well is on production or is plugged;
·	$2000 per month flat rate charge for pipeline and compressor station operation;
·	Royalties and other royalties not paid directly by the purchasers of the oil and gas or other products;
·	Delay or other rentals, when such rentals are paid by A.D.I.D.;
·	Materials, equipment and supplies purchased and/or furnished by A.D.I.D. on the wells, pipelines, compressor stations and leases;

·	Utility costs including electric and water;
·	Insurance premiums;
·	Outside and third party services necessary for development, maintenance and operation other than contract pumpers utilized by A.D.I.D.; and
·	All taxes including ad valorem, property, gross production and any other taxes assessed against the properties.

The agreement expires upon the earlier of (i) the expiration of the productive life of our wells, pipelines and leases; (ii) six months after the resignation of A.D.I.D. who may resign at any time; (iii) A.D.I.D. being removed for gross negligence, willful misconduct, a material breach or inability to perform its obligations under the agreement.

Loans from Shareholders/Officers
We have financed our operations by convertible notes we received from our shareholders between September 25, 2010 and March 31, 2011 in the aggregate amount of $64,000, which were converted into common shares at the price of $.50 per share or an aggregate of 128,000 shares. As stated above, $10,500 of the $64,000 in loans received were received from corporations controlled by our officers.

During the year ended December 31, 2011, we borrowed a total of $15,000 from related party shareholders repaying $11,000 during the year, leaving a balance due of $4,000.  These borrowings are non-interest bearing and due on demand.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Corporate Governance and Director Independence
Our Board of Directors has not established Audit, Compensation, and Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. The Board has determined that no members of the Board are “independent” under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that the Board has chosen to use for the purposes of the determining independence, as the OTC Bulletin Board does not provide such a definition. Therefore, none of our current Board members are independent.

Item 14. Principal Accounting Fees and Services
The table below sets forth the Audit Fees (amounts in US$) billed by Patrick Rodgers, our auditor in connection with the audit of the Company’s annual financial statements by for the years ended:

Financial Statements for the	Audit Services	Audit Related Fees	Tax Fees	Other Fees
Years Ended December 31, 2011	$7,000	-	-	-
2010	$3,650	-	-	-

Item 15.  Exhibits and Financial Statement Schedules

EXHIBITS

Exhibit Number

3.1	Articles of Incorporation of Puissant Industries, Inc.*

3.2	Certificate of domestication Florida Articles of Incorporation*

3.3	Bylaws of Puissant Industries, Inc.*

5.1	Legal Opinion of the Law Office of Hamilton & Associates Law Group, PA

10.1	Form of Convertible Promissory Note*

10.2	Form of Conversion Notice of Note to Common Shares*

10.3	Authorization to sign leases*

10.4	Well Services Agreement -A.D.I.D. Corporation* dated June 1, 2011

10.5	Agreement with Fred Akers dated March 28, 2011*

10.6	Well Assignment Laurel County*

10.7	Well Assignment Clay County*

10.8	Well Assignment Whitley County*

10.9	Lease Assignment Laurel County*

10.10	Lease Assignment Clay County*

10.11	Lease Assignment Whitley County*

10.12	Pipeline Assignment Laurel County dated August 1, 2009*

10.13	Pipeline Assignment Clay County dated August 1, 2009*

10.14	Pipeline Assignment Whitley County dated August 1, 2009*

10.15	Convertible Note Agreement with McCrome International, Inc .**

10.16	Convertible Note Agreement with Logos Resources, Inc .**

10.17	Convertible Note Agreement with Sovereign One, Inc .**

10.18	Agreement between A.D.I.D and Sovereign One Inc., McCrome International, Inc. and Logos Resources, Inc dated January 15, 2005 **

10.19	Correspondence Commonwealth of Kentucky evidencing A.D.I.D. Corporation as the operator of 39 wells in Clay, Laurel and Whitley counties of Kentucky .**

10.20	Corporate Resolution Changing Conversion Price of Convertible Notes **

10.21	Mineral and Property Rights Agreement dated August 1, 2011 between Puissant Industries, Inc. and Margaret Reed

10.22	Promissory Note dated June 1, 2011 between Puissant Industries Inc. and Margaret Reed

10.23	Warranty Deed dated June 1, 2011 between Puissant Industries Inc. and Margaret Reed

10.24	Promissory note dated October 10, 2011 between Puissant Industries, Inc. and Debra Adams

10.25	Warranty Deed dated October 13, 2011 between Puissant Industries Inc and Debra Adams

23.1	Consent of Patrick Rodgers, CPA, PA

23.2	Consent of Hamilton & Associates Law Group, P A (included in Exhibit 5.1)

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

* Denotes documents filed as exhibits to our S-1 Registration Statement filed with the Securities and Exchange Commission on filed on May 13, 2011.

** Denotes documents filed as exhibits to Amendment Number 2 of our S-1 Registration Statement filed with the Securities and Exchange Commission on July 12, 2011.

*** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

All other Exhibits called for by Rule 601 of Regulation S-1 or SK are not applicable to this filing.

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.
Financial Statements (See Item 8)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Puissant Industries Inc.

Date: April 16, 2012	By:	/s/ Mark Holbrook
Mark Holbrook,
Chief Executive Officer