Form 10-Q
period 2012-03-31
Puissant Industries, Inc.
filed 2012-05-21
CIK 1511618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period endedMarch 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-174222

Puissant Industries, Inc.
(Exact name of Registrant as specified in its charter)

Florida	27-0543309
(State of incorporation)	(IRS Employer ID Number)

3701 Edmonton Road, P.O. Box 351, Columbia, Kentucky 42728
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

As of March 31, 2012 there were 6,038,000 of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition at March 31, 2012 (unaudited) and
December 31, 2011	3

Consolidated Statements of Operations for the three month periods ended
March 31, 2012 and 2011 (unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity for the three month period	5
ended March 31, 2012 and the year ended December 31, 2011

Consolidated Statements of Cash Flows for the three month periods ended	6
March 31, 2012 and 2011 (unaudited)

Notes to consolidated financial statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II	28

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	28

Item 4. Mine Safety Disclosures	28

Item 5. Other Information	28

Item 6. Exhibits	28

Signatures	29

ITEM 1. FINANCIAL STATEMENTS

Puissant Industries, Inc.

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2011	2011
	(Unaudited)

ASSETS

Current assets

Cash	$10,247	$26,160
Accounts receivable	50,215	42,653
Prepaid expenses	280,000	320,000

Total current assets	340,462	388,813

Other assets

Land leases and unproved properties	78,121	78,121

Total assets	$418,583	$466,934

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts and accrued expenses payable	$12,434	$12,211
Notes payable, current portion	15,879	21,764
Due related parties	19,900	4,000
Liability to issue stock	-	-

Total current liabilities	48,213	37,975

Long-term debt	-	-

Notes payable, less current portion	44,089	47,278

Total liabilities	92,302	85,253

Stockholders' equity

Preferred stock, $0.001 par value; 10,000,000 authorized,
none outstanding at December 31, 2011

Common stock, $0.001 par value; 90,000,000 shares
authorized, 5,941,800 and 50,000 issued and outstanding at
March 31, 2012 and December 31, 2011, respectively	5,942	5,942
Paid-in capital	583,199	583,199
Accumulated deficit	(262,860)	(207,460)

Total stockholders' equity (deficit)	326,281	381,681

Total liabilities and stockholders' equity	$418,583	$466,934

The accompanying footnotes are an integral part of these financial statements

Puissant Industries, Inc.

Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Royalty revenue	$116,840	$-

Costs and Expenses

Lease operating expenses	90,895	-
Administrative expenses	32,813	16,859
Professional fees	47,000	42,000

Total costs and expenses	170,708	58,859

Net loss loss from operations	(53,868)	(58,859)

Other income (expense)

Interest expense	(1,532)	-

Total other expenses	(1,532)	-

Income (loss) before income taxes	(55,400)	(58,859)

Provision for income taxes	-	-

Net income (loss)	$(55,400)	$(58,859)

Net loss per weighted share,
basic and fully diluted	$(0.009)	$(0.06)

Weighted average number of common
shares outstanding, basic and fully diluted	5,941,800	999,756

The accompanying footnotes are an integral part of these financial statements

Puissant Industries, Inc.
Consolidated Statements of Changes in Stockholders' Equity

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2009	-	-	-	-	-	-	-

Shares issued in exchange					-		-
for land leases			50,000	50	3,071		3,121

Contribution of capital					120		120

Net income (loss)						(245,119)	(245,119)

Balance, December 31, 2010	-	-	50,000	50	3,191	(245,119)	(241,878)

Shares issued in connection
with conversion of notes payable			128,000	128	63,872		64,000

Shares issued in exchange							-
for land leases			5,200,000	5,200	(5,200)		-

Share issued in exchange for
professional services			320,000	320	159,680		160,000

Shares issued for services rendered			80,000	80	39,920		40,000

Sale of common stock for cash			3,800	4	1,896		1,900

Shares issued in exchange for
professional services			160,000	160	319,840		320,000

Net income (loss)						37,659	37,659

Balance, December 31, 2011	-	$-	5,941,800	$5,942	$583,199	$(207,460)	$381,681

Net income (loss)						(55,400)	(55,400)

Balance, March 31, 2011	-	-	5,941,800	$5,942	$583,199	$(262,860)	$326,281

The accompanying footnotes are an integral part of these financial statements

Puissant Industries, Inc.
Consolidated Statements of  Cash Flows

	For the Three Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Cash flows from operations

Net income (loss)	$(55,400)	$(58,859)

Adjustments to reconcile income (loss) to cash provided by
(used in) operating activities:

Common stock issued or to be issued for services:
Stock-based compensation	-	40,000

Changes in operating assets and liabilities:

Accounts receivable	(7,562)	-
Prepaid expenses	40,000	-
Accounts and accrued expenses payable	223	(15,280)

Net cash used in operating activities	(22,739)	(34,139)

Cash flows from financing activities

Proceeds from related party loans, net	15,900	-
Payments on notes payable	(9,074)	-
Proceeds from issuance of convertible promissory notes		37,000

Net cash provided by financing activities	6,826	37,000

Net increase (decrease) in cash	(15,913)	2,861
Cash, beginning of period	26,160	10,001

Cash, end of period	$10,247	$12,862

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Income taxes	$-	$-

Interest	$845	$-

Non-cash investing and financing transactions:

Issuance of 128,000 shares of common stock in
connection with conversion of notes payable		$64,000

Issuance of 80,000 common shares in connection with conversion of liability to issue stock, a liability incurred in exchange
for services rendered		$40,000

The accompanying footnotes are an integral part of these financial statements

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2012 and 2011

Note 1—Basis of Presentation

We are providing herein the consolidated interim statements of financial condition of Puissant Industries, Inc. and its subsidiary (collectively the "Company") as of March 31, 2012, and the related consolidated interim statements of operations and cash flows for the three months ended March 31, 2012 and 2011, and the consolidated interim statements of changes in stockholders equity for the three months ended March 31, 2012 and the year ended December 31, 2011. The consolidated interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the Company's financial statements and related notes for the year ended December 31, 2011, which are included in  the Company's Form 10-K, as filed with the SEC on April 16, 2012.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of results for the interim periods.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2012.

Note 2—Nature of Operations

Organization

Puissant Industries, Inc. (the “Company”) was organized as a Wyoming corporation on July 6, 2009. As of December 31, 2010, the Company was located in Columbia, Kentucky, in Adair County.

The Company is an oil and natural gas exploration, production and development company geographically focused on the onshore United States. The Company currently has 39 wells assigned to it with over 2,837 acres available for drilling and exploration. The Company redomiciled to the state of Florida and changed its name from American Resource Management, Inc. to Puissant Industries, Inc. on March 17, 2011.

The Company owns 100% of ARM Operating Company (“ARM”).  ARM was formed on July 12, 2011, primarily to manage all oil and gas properties of the Company, which includes the operation, development, and maintenance of all oil and gas wells, leases, and reserve activities. ARM will be registered as the operator of wells with all relevant governmental agencies, and it will be responsible for maintaing production and maintenance reports for all wells and facilities of the Company.

Accounting period

The Company has adopted an annual accounting period of January through December.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2012 and 2011

Note 3—Summary of significant accounting principles

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates particularly significant to the financial statements include the following:

●Estimates of our reserves of oil, natural gas and natural gas liquids ("NGL");
● Future cash flows from oil and gas properties;
●Depreciation, depletion and amortization expense;
●Asset retirement obligations;
●Fair values of derivative instruments;
●Fair values of assets acquired and liabilites assumed from business combinations; and
●Natural gas imbalances.

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

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2012 and 2011

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

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2012 and 2011

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets such as oil and gas properties and equipment used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges during the three month period ended March 31, 2012 or during the year ended  December 31, 2011.

Impairment of unproved oil and gas properties are determined by FASB ASC Topic 932, “Extractive Activities—Oil and Gas.”

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at March 31, 2012 and December 31, 2011.

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

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2012 and 2011

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

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2012 and 2011

Note 3—Summary of significant accounting principles (continued)

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

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes 192,000 warrants as of March 31, 2012. since their effect is anti-dilutive.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2012 and 2011

Note 3—Summary of significant accounting principles (continued)

Stock-Based Compensation (continued)

transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  For the three month periods ended March 31, 2012 and 2011, the Company recorded compensation expense of $-0- and $40,000, respectively.

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

In determining fair value, the Company uses various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market based on market data obtained from sources independent of the Company.  Unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  FASB ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations, as follows:

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

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2012 and 2011

Note 3—Summary of significant accounting principles (continued)

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.  At March 31, 2012 and December 31, 2011, the Company had no investments classified as securities owned on the balance sheet.

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

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2012 and 2011

Note 3—Summary of significant accounting principles (continued)

Recently Adopted Accounting Pronouncements (continued)

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

Note 4—Notes Payable: Convertible Promissory Notes

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

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2012 and 2011

Note 5—Notes Payable – Property and Mineral Rights

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

Maturities for these two notes payable are as follows at December 31:
2012	$12,768
2013	3,800
2014	4,100
2015	4,400
2016	4,700
Therafter	30,200
$59,968

Note 6—Notes Payable - Shareholders

During the year ended December 31, 2011, the Company borrowed a total of $15,000 from related party shareholders, repaying $11,000 during the year, leaving a balance due of $4,000. During the three months ended March 31, 2012, the Company borrowed an additional $15,900 from the same related party shareholders. These borrowings are non-interest bearing and due on demand.

Note 7—Income Taxes

At March 31, 2012, the Company had approximately $262,000 of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2032.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2012 and 2011

Note 7—Income Taxes (continued)

The deferred tax asset is summarized as follows:

	March 31, 2012	December 31, 2011
Deferred tax asset:
Net operating loss carryforwards	$99,560	$77,625
Deferred tax assets	$99,560	$77,625
Less: Valuation allowance	(99,560)	(77,625)
Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	March 31, 2012		December 31, 2011
Statutory federal income tax expense	(34	) %	(34	) %
State and local income tax (net of federal benefits)	(4)		(4	) %
Valuation allowance	38		38%

The Company has taken a 100% valuation allowance against the deferred asset attributable to the NOL carry-forwards of $99,560 at March 31, 2012, due to the uncertainty of realizing the future tax benefits.

Note 8—Common Stock

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001. At March 31, 2012 and December 31, 2011, 5,941,800 shares were issued and outstanding.

Note 9—Preferred Stock

The Company is authorized to issue 10,000,000 of preferred stock with a par value of $0.001. At March 31, 2012, no shares were issued or outstanding.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2012 and 2011

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
For the Three Months Ended March 31, 2012 and 2011

Note 10—Equity (continued)

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

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2012 and 2011

Note 11—Related Party (continued)

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

During the year ended December 31, 2011, the Company borrowed a total of $15,000 from related party shareholders, repaying $11,000 during the year, leaving a balance due of $4,000.  During the three months ended March 2012, the Company borrowed an additional $15,900 from the same related party shareholders.  These borrowings are non-interest bearing and due on demand.

The Company is related to several other entities by virtue of common ownership and control, which includes stockholders, employees, attorneys, consultants or companies owned by attorneys, consultants, and family members.

Note 11—Subsequent Events

Management has evaluated subsequent events through May 18, 2012, the date of which the financial statements were available to be issued.

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

Corporate History

Corporate Overview.
We were incorporated on July 6, 2009, in the state of Wyoming as American Resource Management, Inc. We changed our domicile to the State of Florida on March 17, 2011 and simultaneously changed our name to Puissant Industries, Inc. Our principal offices are located at 3701 Edmonton Rd, P.O. Box 351, Columbia, Kentucky 42728, and our telephone number is 270-385-9877.

Business Description.
We are engaged in oil and gas exploration and development activities in fractured formations located in Kentucky.  To date, our revenues are approximately $445,000.

On or about January 15, 2005, Sovereign One, Inc., a company controlled by Mark Holbrook; McCrome International Inc. a company controlled by Cora J Holbrook and Logos Resources, Inc., a company controlled by Marshall Holbrook entered into an agreement with A.D.I.D. Corporation, a Kentucky corporation controlled by Marshall Holbrook ("A.D.I.D.") whereby A.D.I.D. agreed to acquire oil and gas leases and properties and assign such oil and gas leases and properties as specified by Sovereign One Inc., McCrome International, Inc., and Logos Resources, Inc.

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

The working interest gives us the ability to explore for and to produce and own oil, gas or other minerals from the wells in which we have an interest. As the working interest owner, we bear the exploration, development, and operating costs. The net revenue interest provides us with 85% of the proceeds from any oil and gas production on the Wells after payment of all operating and development costs.

Beginning in the fourth quarter of 2011, we commenced recompletion of old wells by connecting the wells to our existing pipeline. We located located the first purchaser of the natural gas from the recompleted wells, Siminole Energy Services.

In the fourth quarter  of 2011, we acquired the surface mineral and property rights to 100 acres and subsurface rights to 175 acres in Clay County Kentucky.

We own 100% of ARM Operating Company (“ARM”), a Kentucky corporation which manages all of our oil and gas properties and oversees the operation, development, and maintenance of all our oil and gas wells, leases, and reserve activities. ARM will be registered as the operator of wells with all relevant governmental agencies, and it will be responsible for maintaining production and maintenance reports for all of our wells and facilities. Our officers and Board of Directors make all decisions concerning ARM.

PLAN OF OPERATION

As shown in the accompanying financial statements, we have an accumulated deficit of approximately $262,860. Our continued operations is dependent upon generating profits from operations and raising sufficient capital through placement of our common stock or issuance of debt securities, which would enable us to carry out our business plan. If we do not generate sufficient operating cash flow from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required.

We cannot satisfy our cash requirements for the 12 months following without generating sufficient revenues from operations or receiving additional capital. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees. We may require additional funding to proceed with drilling; we plan to seek additional funding but have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds begin drilling activities. If we need additional cash and cannot raise funds needed, we will be unable to commence drilling of our wells until such time as we receive required capital.

We believe that we may be able to engage in vertical drilling within the natural fracturing of source rock economically if we locate hydrocarbons. Because we plan to drill vertically within the natural fracturing, we will drill at depths of 3200 to 3600 feet. If we drill within the natural fracturing we are not required to have heavy costly machinery to break through thick rock formations and heavy mineral deposits because we are utilizing the natural rock formations. The type of vertical drilling we intend to engage in can be accomplished with two rigs capable of air drilling (without drilling mud) and eliminating the need for any other rigs. In contrast to past producers who drilled our wells we do not intend to target deep zones that require significant increase in drilling costs. According to historical records past producers abandoned their operations in the areas where are wells are located in the late 1980's and 1990's when oil and natural gas prices were significantly lower. Because prices were lower, significant oil and natural gas production rates were required to support the costs of drilling, pipeline and production operations for wells to be economic. Our drilling and hookup cost will be significantly less because we are able to use two drilling rigs, drill shallow wells at only depths of 3200 to 3600 and benefit from the savings of air drilling (without the significant cost of drilling mud) and the additional savings realized from the existing pipeline infrastructure.

We look for areas that have reservoir rock with significant natural fracturing so that we can engage in vertical drilling. This procedure keeps our well cost at a minimum and our well payouts short. Our estimated well costs are approximately $80,000. Based upon our Chief Executive Officer’s preliminary review of well logs we estimate that the Wells are between 3200 and 3600 feet and well spacing is approximately 20 acres.

Our operations will be limited due to the limited amount available to us. In the twelve months, if we receive funding in the amount of $10,000,000

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

Knox / Devonian Wells are drilled on approximately 20 acre spacing

AFE WELL COSTS FOR KNOX / DEVONIAN WELL in this area $75,000-$85,000
This Includes:
Contract Drilling to 3400 feet at $13.50 per foot- $45,900
7 inch. Casing 1000 feet at $9 per foot-$9000
7 inch Casing Cementing-$3500
Wellhead and tubing-$ 5500
Permitting -$500
Surveying-$750
Well Location building-$750
Bonding of wells- $2500
Well gathering pipeline- $4500
Miscellaneous Cost-$5000
TOTAL- $77,900

2. During the third month, we plan to begin drilling 100-120 Knox/Devonian oil and gas wells.

3. If we locate reserves we plan to locate and hire a qualified geologist during the fourth month who will be responsible for conducting due diligence on our behalf on the oil and gas properties that we plan to acquire, drill or purchase. Our geologist will be employed on a contract basis and will only be compensated in the form of commissions from revenue generated by our property interests. If our initial wells drilled do not result in economically producible hydrocarbons we will not hire a geologist.

4. After the sixth month following our financing we plan to install a natural gas stripping unit if appropriate. We will make a determination of whether a natural gas stripping unit is appropriate based upon the amount of natural gas reserves located, if any.

We plan to use two (2) drilling rigs for our program and estimate the time table for that rig to perform the drilling of 100-120 Knox / Devonian wells is as follows:

∙We estimate that each of our Knox / Devonian wells will require 2 weeks to drill based upon the depth of drilling required and a short hookup time to existing pipelines on any productive wells. All of these wells are air drilled (no drilling mud is used). Since these wells are air drilled we will need no additional rigs for well completion which streamlines hookup to the existing pipeline on any wells which may be productive.

Based upon the foregoing estimates, we could drill the 100-120 Knox / Devonian Wells in 30-36 months. There is no assurance that our drilling time estimates are accurate. Our initial drilling will be exploratory. If we drill any well, which is not certain at this point, there is a high probability that any such drilled well will not result in economically producible hydrocarbons.. We cannot predict in advance of drilling and testing whether any particular drilling location will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. We will not know before drilling whether oil or natural gas will be present or, if present, whether gas or oil will be present in commercial quantities. The analysis of the oil logs that our Chief Executive Officer performs may not be useful in predicting the characteristics and potential oil and gas in commercial quantities at our well locations.
The above program costs are management’s estimates and the actual project costs may exceed our estimates. To date, we have not commenced drilling.

Until we commence drilling activities, our monthly costs are approximately $35,000- $38,000 per month, which includes our cost of being a public company.

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

Results of operations

Three month period ended March 31, 2012 compared to the three month period ended March 31, 2011

For the three months ended March 31, 2012, we generated approximately $117,000 in royalty revenues from operations.  We reported no revenue activity for the three months ended March 31, 2011.  For the three month periods ended March 31, 2012 and 2011,  we incurred operating expenses of approximately $171,000 and $59,000, respectively, an increase of $112,000, or 189%.  This increase is primarily attributable to a $91,000 increase in lease operating expenses , an increase on $16,000 increase in administrative expenses (94%), and an increase of $5,000 (12%) in professional fees.  Operating costs of approximately $59,000 reported for the three months ended March 31, 2011 primarily represented costs associated with the organization of our business and preparation and initial implementation of our planned operations.  Approximately $40,000 of the $59,000 operating expenses reported for the three months ended March 31, 2011 were noncash charges incurred in exchange for professional services and services rendered.  During the second half of the year ended December 31, 2011, we began early stage implementation of our planned operations and began generating revenue and incurring operating and administrative expenses required to support the generation of revenue. A detailed comparison of costs and expenses between the three month periods ended March 31, 2012 and 2011 is not practical, since we had not yet begun to execute our planned operations during the quarter ended March 31, 2011.

For the three months ended March 31, 2012, we reported a net loss of approximately $55,000, or 47% of gross revenue.  For the three months ended March 31, 2011, we did not conduct revenue generating business.

Liquidity

At March 31, 2012, we had total current assets of $340,462, consisting of $10,247 in cash, $50,215 in accounts receivable, and $280,000 in prepaid expenses for professional services to be rendered in 2012. Total current liabilities at March 31, 2012 were $48,213, consisting of accounts and accrued expenses payable of $12,434, notes payable, current portion of $19,800, and due to related parties of $19,900.  At March 31, 2012, we had positive working capital of $292,249.

The Company’s material sources and uses of cash for the year ended March 31, 2012 and 2011 are as follows:

	2012	2011
Cash (used in) operating activities	$(22,739)	$(34,139)
Proceeds from related party loans, net	15,900
Payments on notes payable	(9,074)
Proceeds from issuance of convertible promissory notes		37,000
Increase (decrease) in cash	$(15,913)	$2,861

Our net loss of $55,400 plus a $7,562 increase in accounts receivable, offset by $40,000 decrease in prepaid expenses and a $223 increase in accounts and accrued expenses payable were the primary components of our negative operating cash flow for the three months ended March 31, 2012.  For the three months ended March 31, 2011, net loss of $58,859, plus a $15,280 decrease in accounts and accrued expenses payable, partially offset by stock based compensation of $40,000 were the primary components of the negative operating cash flows for the three months ended March 31, 2011.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

On May 10, 2012,  we issued 100,000 shares of our common stock to Globex Stock Transfer for services rendered to us by Glendale Securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of Mark Holbrook Chief Executive Officer and Director (attached hereto)

31.2	Rule 13a-14(a)/15d14(a) Certifications of Cora J. Holbrook, the CFO (attached hereto)

32.1	Section 1350 Certifications of Mark Holbrook, the President, Chief Executive Officer and Director (attached hereto)

32.2	Section 1350 Certifications Cora Holbrook (attached hereto)

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Puissant Industries Inc.

Dated: May 21, 2012	By:	/s/ Mark Holbrook
	Title:	Mark Holbrook
Chief Executive Officer