Form 10-Q
period 2012-06-30
Puissant Industries, Inc.
filed 2012-08-20
CIK 1511618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of June 30, 2012 there were 6,038,000 of common stock, par value $0.001 per share, outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Puissant Industries, Inc.
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS
Current assets
Cash	$20,253	$26,160
Accounts receivable	62,161	42,653
Prepaid expenses	423,333	320,000

Total current assets	505,747	388,813

Other assets

Land leases and unproved properties	78,121	78,121
	78,121	78,121
Total assets	$583,868	$466,934

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts and accrued expenses payable	$17,300	$12,211
Notes payable, current portion	11,900	21,764
Due related parties	24,000	4,000

Total current liabilities	53,200	37,975

Long-term debt	-	-

Notes payable, less current portion	43,452	47,278

Total liabilities	96,652	85,253

Stockholders' equity

Preferred stock, $0.001 par value; 10,000,000 authorized, none outstanding at December 31, 2011
Common stock, $0.001 par value; 90,000,000 shares authorized, 6,041,800 and 50,000 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	6,042	5,942
Paid-in capital	783,099	583,199
Accumulated deficit	(301,925)	(207,460)

Total stockholders' equity (deficit)	487,216	381,681

Total liabilities and stockholders' equity	$583,868	$466,934

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Royalty revenue	$128,480	$-	$245,320	$-

Costs and Expenses
Lease operating expenses	80,405	-	171,300	-
Administrative expenses	27,363	3,408	60,176	12,267
Professional fees	59,067	2,384	106,067	12,384

Total costs and expenses	166,835	5,792	337,543	24,651

Net loss loss from operations	(38,355)	(5,792)	(92,223)	(24,651)

Other income (expense)

Interest expense	(710)	-	(2,242)	-

Total other expenses	(710)	-	(2,242)	-

Income (loss) before income taxes	(39,065)	(5,792)	(94,465)	(24,651)

Provision for income taxes	-	-	-	-

Net income (loss)	$(39,065)	$(5,792)	(94,465)	(24,651)

Net loss per weighted share,
basic and fully diluted	$(0.01)	$-	$(0.02)	$-

Weighted average number of common
shares outstanding, basic and fully diluted	5,998,467	5,778,163	5,969,977	5,586,482

The Accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Cash Flows

	For the six Months Ended
	June 30,
	2012	2011
	(Unaudited)	(Unaudited)

Cash flows from operations

Net income (loss)	$(94,465)	$(24,651)
Adjustments to reconcile income (loss) to cash provided by
(used in) operating activities:
Common stock issued or to be issued for services:
Stock-based compensation	96,667	-
Changes in operating assets and liabilities:
Accounts receivable	(19,508)	-
Prepaid expenses	-	-
Accounts and accrued expenses payable	5,089	(24,150)

Net cash used in operating activities	(12,217)	(48,801)

Cash flows from financing activities

Proceeds from short-term borrowings	-	6,000
Payment on notes payable	(13,690)	-
Proceeds from related party borrowings	20,000	-
Proceeds from sale of common stock	-	1,900
Proceeds from issuance of convertible promissory notes	-	37,000

Net cash provided by financing activities	6,310	44,900

Net increase (decrease) in cash	(5,907)	(3,901)
Cash, beginning of period	26,160	10,001

Cash, end of period	$20,253	$6,100

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$2,242	$-

Non-cash investing and financing transactions:

Issuance of 128,000 shares of common stock in
connection with conversion of notes payable	$-	$64,000

Issuance of 80,000 common shares in connection with conversion
of liability to issue stock, a liability incurred in exchange for services rendered	$-	$40,000

Issuance of 320,000 shares of common stock in connection
with conversion of liabilityto issue stock, a libility incurred in exchange for professional services	$-	$160,000

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Changes in Stockholders' Equity

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, July 6, 2009	-	$-	-	$-	$-	$-	$-

Common stock shares issued

Net income (loss)

Balance, December 31, 2009	-	-	-	-	-	-	-

Shares issued in exchange					-		-
for land leases			50,000	50	3,071		3,121

Contribution of capital					120		120

Net income (loss)						(245,119)	(245,119)

Balance, December 31, 2010	-	-	50,000	50	3,191	(245,119)	(241,878)

Shares issued in connection
with conversion of notes payable			128,000	128	63,872		64,000

Shares issued in exchange							-
for land leases			5,200,000	5,200	(5,200)		-

Share issued in exchange for
professional services			320,000	320	159,680		160,000

Shares issued for services rendered			80,000	80	39,920		40,000

Sale of common stock for cash			3,800	4	1,896		1,900

Shares issued in exchange for
professional services			160,000	160	319,840		320,000

Net income (loss)						37,659	37,659

Balance, December 31, 2011	-	-	5,941,800	5,942	583,199	(207,460)	381,681

Shares issued in exchange for
professional services			100,000	100	199,900		200,000

Net income (loss)						(94,465)	(94,465)

Balance, June 30, 2012	-	$-	6,041,800	$6,042	$783,099	$(301,925)	$487,216

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011

Note 1—Basis of Presentation

We are providing herein the consolidated interim statements of financial condition of Puissant Industries, Inc. and its subsidiary (collectively the "Company") as of June 30, 2012, and the related consolidated interim statements of operations and cash flows For the six months ended June 30, 2012 and 2011, and the consolidated interim statements of changes in stockholders equity for thesix months ended June 30, 2012 and the year ended December 31, 2011. The consolidated interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the Company's financial statements and related notes for the year ended December 31, 2011, which are included in  the Company's Form 10-K, as filed with the SEC on April 16, 2012.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of results for the interim periods.  The results of operations for the six months ended June 30, 2012 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2012

Note 2—Nature of Operations

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
For the Three and Six Months Ended June 30, 2012 and 2011

Note 3—Summary of significant accounting principles

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates particularly significant to the financial statements include the following:

●	Estimates of our reserves of oil, natural gas and natural gas liquids ("NGL");
●	Future cash flows from oil and gas properties;
●	Depreciation, depletion and amortization expense;
●	Asset retirement obligations;
●	Fair values of derivative instruments;
●	Fair values of assets acquired and liabilites assumed from business combinations; and
●	Natural gas imbalances.

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
For the Three and Six Months Ended June 30, 2012 and 2011

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
For the Three and Six Months Ended June 30, 2012 and 2011

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets such as oil and gas properties and equipment used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges during the six month period ended June 30, 2012 or during the year ended  December 31, 2011.

Impairment of unproved oil and gas properties are determined by FASB ASC Topic 932, “Extractive Activities—Oil and Gas.”

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at June 30, 2012 and December 31, 2011.

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
For the Three and Six Months Ended June 30, 2012 and 2011

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
For the Three and Six Months Ended June 30, 2012 and 2011

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

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes 192,000 warrants as of June 30, 2012. since their effect is anti-dilutive.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  For the six month periods ended June 30, 2012 and 2011, the Company recorded compensation expense of $-0- and $-0-, respectively.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011

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

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.  At June 30, 2012 and December 31, 2011, the Company had no investments classified as securities owned on the balance sheet.

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits.

Recently Adopted Accounting Pronouncements

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220),” which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported. These amendments will be reported retrospectively upon adoption. The adoption of the ASU will be required for the Company’s June 30, 2012 Form 10-Q filing, and is not expected to have a material impact on the Company.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011

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
For the Three and Six Months Ended June 30, 2012 and 2011

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

2012	$8,152
2013	3,800
2014	4,100
2015	4,400
2016	4,700
Therafter	30,200
$55,352

Note 6—Notes Payable - Shareholders

During the year ended December 31, 2011, the Company borrowed a total of $15,000 from related party shareholders, repaying $11,000 during the year, leaving a balance due of $4,000. During the six months ended June 30, 2012, the Company borrowed an additional $20,000 from the same related party shareholders. These borrowings are non-interest bearing and due on demand.

Note 7—Income Taxes

At June 30, 2012, the Company had approximately $300,000 of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2032.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011

Note 7—Income Taxes (continued)

The deferred tax asset is summarized as follows:

	June 30,	December 31,
	2012	2011
Deferred tax asset:

Net operating loss carryforwards	$112,500	$77,625

Deferred tax assets	$112,500	$77,625

Less: Valuation allowance	(112,500)	(77,625)

Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	June 30,		December 31,
	2012		2011

Statutory federal income tax expense	(34	) %	(34	) %

State and local income tax	(4)		(4)
(net of federal benefits)

Valuation allowance	38		38
	-%		-%

The Company has taken a 100% valuation allowance against the deferred asset attributable to the NOL carry-forwards of $112,500 at June 30, 2012, due to the uncertainty of realizing the future tax benefits.

Note 8—Common Stock

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001. At June 30, 2012 and December 31, 2011, 6,041,800 and 5,941,800 shares were issued and outstanding, respectively.

Note 9—Preferred Stock

The Company is authorized to issue 10,000,000 of preferred stock with a par value of $0.001. At June 30, 2012, no shares were issued or outstanding.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011

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
For the Three and Six Months Ended June 30, 2012 and 2011

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

On December 7, 2011, the Company issued 160,000 shares of its $.001 par value common stock to professionals and consultants in exchange for professional services to be rendered in 2012 and 2013.  We valued these shares at $2.00 per share. The 160,000 shares were issued in accordance with the provisions of our Stock Award Plan; they were registered on a Form S-8 Registration Statement under the 1933 ACT, which became effective on December 2, 2011.

On May 10, 2012, the Company issued 100,000 shares of its $0.001 par value common stock to a professional service organization in exchange for professional services.  We valued these shares at $2.00 per share. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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
For the Three and Six Months Ended June 30, 2012 and 2011

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

During the year ended December 31, 2011, the Company borrowed a total of $15,000 from related party shareholders, repaying $11,000 during the year, leaving a balance due of $4,000.  During the six months ended June 2012, the Company borrowed an additional $20,000 from related party shareholders.  These borrowings are non-interest bearing and due on demand.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011

Note 11—Related Party (continued)

The Company is related to several other entities by virtue of common ownership and control, which includes stockholders, employees, attorneys, consultants or companies owned by attorneys, consultants, and family members.

Note 12—Subsequent Events

Management has evaluated subsequent events through August 17, 2012, the date of which the financial statements were available to be issued.

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

Business Description.
We are engaged in oil and gas exploration and development activities in fractured formations located in Kentucky. We generated our first revenues on _________ and to date, we generated revenues of from inception to $__________ .

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

PLAN OF OPERATION

As shown in the accompanying financial statements, we have an accumulated deficit of approximately $301,925. Our continued operations are dependent upon generating profits from operations and raising sufficient capital through placement of our common stock or issuance of debt securities, which would enable us to carry out our business plan. If we do not generate sufficient operating cash flow from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required.

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

We look for areas that have reservoir rock with significant natural fracturing so that we can engage in vertical drilling. This procedure keeps our well cost at a minimum and our well payouts short. Our estimated well costs are approximately $75,000. Based upon our Chief Executive Officer’s preliminary review of well logs we estimate that the Wells are between 3200 and 3600 feet and well spacing is approximately 20 acres.

Our operations will be limited due to the limited amount available to us. In the next twelve months, if we receive funding in the amount of $10,000,000, our plans are as follows:

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
Contract Drilling to 3400 feet at $13.50 per foot- $45,900
7 inch. Casing 1000 feet at $9 per foot- $9000
7 inch Casing Cementing- $3500
Wellhead and tubing- $5500
Permitting- $500
Surveying- $750
Well Location building- $750
Bonding of wells- $2500
Well gathering pipeline- $4500
Miscellaneous Cost- $5000
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

We plan to use two (2) drilling rigs for our program and estimate the time table for that rig to perform the drilling of 100-120 Knox / Devonian wells is as follows:

We estimate that each of our Knox / Devonian wells will require 2 weeks to drill based upon the depth of drilling required and a short hookup time to existing pipelines on any productive wells. All of these wells are air drilled (no drilling mud is used). Since these wells are air drilled we will need no additional rigs for well completion which streamlines hookup to the existing pipeline on any wells which may be productive.

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

Our monthly costs are approximately $30,000 per month, which includes our cost of being a public company.

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

Results of operations

Three month period ended June 30, 2012 compared to the three month period ended June 30, 2011

For the three months ended June 30, 2012, we generated approximately $128,000 in royalty revenues from operations.  We reported no revenue activity for the three months ended June 30, 2011.  For the three month periods ended June 30, 2012 and 2011, we incurred operating expenses of approximately $167,000 and $5.800, respectively, an increase of $161,200, or 278%.  This increase is primarily attributable to a $80,000 increase in lease operating expenses, an increase on $24,000 increase in administrative expenses, and an increase of $57,000 in professional fees.  Approximately $57,000 of the $167,000 operating expenses reported for the three months ended June 30, 2012 were noncash charges incurred in exchange for professional services and services rendered. Operating costs of approximately $5,800 reported for the three months ended June 30, 2011 primarily represented costs associated with the organization of our business and preparation and initial implementation of our planned operations.    During the second half of the year ended December 31, 2011, we began early stage implementation of our planned operations and began generating revenue and incurring operating and administrative expenses required to support the generation of revenue. A detailed comparison of costs and expenses between the three month periods ended June 30, 2012 and 2011 is not practical, since we had not yet begun to execute our planned operations during the quarter ended June 30, 2011.

For the three months ended June 30, 2012, we reported a net loss of approximately $39,000, or 30% of gross revenue.  For the three months ended June 30, 2012, we did not conduct revenue generating business.

Six month period ended June 30, 2012 compared to the six month period ended June 30, 2011

For the six months ended June 30, 2012, we generated approximately $245,000 in royalty revenues from operations.  We reported no revenue activity for the six months ended June 30, 2011.  For the six month periods ended June 30, 2012 and 2011, we incurred operating expenses of approximately $338,000 and $25,000, respectively, an increase of $313,000, or 1,252%.  This increase is primarily attributable to a $171,000 increase in lease operating expenses, an increase on $48,000 increase in administrative expenses, and an increase of $94,000 in professional fees.  Approximately $97,000 of the $338,000 operating expenses reported for the six months ended June 30, 2012 were noncash charges incurred in exchange for professional services and services rendered. Operating costs of approximately $25,000 reported for the six months ended June 30, 2011 primarily represented costs associated with the organization of our business and preparation and initial implementation of our planned operations.    During the second half of the year ended December 31, 2011, we began early stage implementation of our planned operations and began generating revenue and incurring operating and administrative expenses required to support the generation of revenue. A detailed comparison of costs and expenses between the six month periods ended June 30, 2012 and 2011 is not practical, since we had not yet begun to execute our planned operations during the six months ended June 30, 2011.

For the six months ended June 30, 2012, we reported a net loss of approximately $95,000, or 39% of gross revenue.  For the six months ended June 30, 2011, we did not conduct revenue generating business.

Liquidity

At June 30, 2012, we had total current assets of $505,747, consisting of $20,253 in cash, $62,161 in accounts receivable, and $423,333 in prepaid expenses for professional services to be rendered in 2012 and 2013. Total current liabilities at June 30, 2012 were $53,200, consisting of accounts and accrued expenses payable of $17,300, notes payable, current portion of $11,900, and due to related parties of $24,000.  At June 30, 2012, we had positive working capital of $452,547.

The Company’s material sources and uses of cash for the six months ended June 30, 2012 and 2011 are as follows:

	2012	2011

Cash (used in) operating activities	$(12,217)	$(48,801)
Proceeds from short-term borrowings		6,000
Proceeds from related party loans, net	20,000	-
Payments on notes payable	(13,690)
Proceeds from sale of common stock	-	1,900
Proceeds from issuance of convertible
promissory notes	-	37,000

Increase (decrease) in cash	$(5,907)	$(3,901)

Our net loss of $94,465 plus a $19,508 increase in accounts receivable, partially offset by $5,089 increase in accounts and accrued expenses payable and $96,667 of stock based compensation were the primary components of our negative operating cash flow for the six months ended June 30, 2012.  For the six months ended June 30, 2011, net loss of $24,651, plus a $24,150 decrease in accounts and accrued expenses payable, were the primary components of the negative operating cash flows for the six months ended June 30, 2011.

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
_____________
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

Puissant Industries Inc.

Dated: August 20, 2012	By:	/s/ Mark Holbrook
	Title:	Mark Holbrook
Chief Executive Officer