Form 10-Q
period 2012-09-30
Puissant Industries, Inc.
filed 2012-11-19
CIK 1511618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 19, 2012, there were 6,038,000 of common stock, par value $0.001 per share, outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Puissant Industries, Inc.
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS
Current assets
Cash	$23,432	$26,160
Accounts receivable	44,000	42,653
Prepaid expenses	366,667	320,000

Total current assets	434,099	388,813

Other assets

Land leases and unproved properties	78,121	78,121
	78,121	78,121
Total assets	$512,220	$466,934

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts and accrued expenses payable	$15,800	$12,211
Notes payable, current portion	7,896	21,764
Due related parties	24,000	4,000

Total current liabilities	47,696	37,975

Long-term debt	-	-

Notes payable, less current portion	42,842	47,278

Total liabilities	90,538	85,253

Stockholders' equity

Preferred stock, $0.001 par value; 10,000,000 authorized, none outstanding at December 31, 2011
Common stock, $0.001 par value; 90,000,000 shares authorized, 6,041,800 and 50,000 issued and outstanding at
June 30, 2012 and December 31, 2011, respectively	6,042	5,942
Paid-in capital	783,099	583,199
Accumulated deficit	(367,459)	(207,460)

Total stockholders' equity (deficit)	421,682	381,681

Total liabilities and stockholders' equity	$512,220	$466,934

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Royalty revenue	$113,032	$147,535	$358,352	$147,535.00
Costs and Expenses

Lease operating expenses	94,825	82,492	266,125	82,492
Administrative expenses	24,911	47,629	85,087	59,897
Professional fees	57,867	6,628	163,934	19,012
Total costs and expenses	177,603	136,749	515,146	161,401

Net loss loss from operations	(64,571)	10,786	(156,794)	(13,866)

Other income (expense)
Interest expense	(963)	-	(3,205)	-
Total other expenses	(963)	-	(3,205)	-

Income (loss) before income taxes	(65,534)	10,786	(159,999)	(13,866)

Provision for income taxes	-	-	-	-

Net income (loss)	$(65,534)	$10,786	(159,999)	(13,866)

Net loss per weighted share,
basic and fully diluted	$(0.01)	$-	$(0.03)	$-

Weighted average number of common
shares outstanding, basic and fully diluted	6,041,800	5,778,163	5,994,181	5,586,482

The Accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Changes in Stockholders' Equity

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2009	-	-	-	-	-	-	-
Shares issued in exchange					-		-
for land leases			50,000	50	3,071		3,121
Contribution of capital					120		120
Net income (loss)						(245,119)	(245,119)

Balance, December 31, 2010	-	-	50,000	50	3,191	(245,119)	(241,878)
Shares issued in connection
with conversion of notes payable			128,000	128	63,872		64,000
Shares issued in exchange							-
for land leases			5,200,000	5,200	(5,200)		-
Share issued in exchange for
professional services			320,000	320	159,680		160,000
Shares issued for services rendered			80,000	80	39,920		40,000
Sale of common stock for cash			3,800	4	1,896		1,900
Shares issued in exchange for
professional services			160,000	160	319,840		320,000
Net income (loss)						37,659	37,659

Balance, December 31, 2011	-	-	5,941,800	5,942	583,199	(207,460)	381,681
Shares issued in exchange for
professional services			100,000	100	199,900		200,000
Net income (loss)						(159,999)	(159,999)

Balance, September 30, 2012	-	$-	6,041,800	$6,042	$783,099	$(367,459)	$421,682

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Cash Flows

	For the Nine Months Ended Septmber 30,
	2012	2011
	(Unaudited)	(Unaudited)

Cash flows from operations
Net income (loss)	$(159,999)	$(13,866)
Adjustments to reconcile income (loss) to cash provided by (used in) operating activities:
Common stock issued or to be issued for services:
Stock-based compensation	153,334	-
Changes in operating assets and liabilities:
Accounts receivable	(1,347)	-
Prepaid expenses	-	-
Security deposit	-	(500)
Accounts and accrued expenses payable	3,589	(24,300)
Net cash used in operating activities	(4,423)	(38,666)

Cash flows from investing activies
Deposits on purchases	-	(1,500)
Net cash used for investing activities	-	(1,500)

Cash flows from financing activities
Proceeds from short-term borrowings	-	11,100
Payment on notes payable	(18,304)	-
Proceeds from related party borrowings	20,000	-
Proceeds from sale of common stock	-	1,900
Proceeds from issuance of convertible promissory notes	-	37,000

Net cash provided by financing activities	1,696	50,000

Net increase (decrease) in cash	(2,727)	9,834
Cash, beginning of period	26,160	10,001

Cash, end of period	$23,433	$19,835

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-

Interest	$3,205	$-

Non-cash investing and financing transactions:

Issuance of 128,000 shares of common stock in
connection with conversion of notes payable	$-	$64,000

Issuance of 80,000 common shares in connection with conversion of liability to issue stock, a liability incurred in exchange
for services rendered	$-	$40,000

Issuance of 320,000 shares of common stock in connection with conversion of liabilityto issue stock, a libility incurred
in exchange for professional services	$-	$160,000

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011

Note 1—Basis of Presentation

We are providing herein the consolidated interim statements of financial condition of Puissant Industries, Inc. and its subsidiary (collectively the "Company") as of September 30, 2012, and the related consolidated interim statements of operations and cash flows for the nine months ended September 30, 2012 and 2011, and the consolidated interim statements of changes in stockholders equity for the nine months ended September 30, 2012 and the year ended December 31, 2011. The consolidated interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the Company's financial statements and related notes for the year ended December 31, 2011, which are included in  the Company's Form 10-K, as filed with the SEC on April 16, 2012.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of results for the interim periods.  The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2012

Note 2—Nature of Operations

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

The Company owns 100% of ARM Operating Company (“ARM”).  ARM was formed on July 12, 2011, primarily to manage all oil and gas properties of the Company, which includes the operation, development, and maintenance of all oil and gas wells, leases, and reserve activities. ARM will be registered as the operatior of wells with all relevant governmenal agencies, and it will be responsible for maintaining production and maintenance reports for all wells and facilities of the Company.

Accounting period

The Company has adopted an annual accounting period of January through December.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011

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
For the Three and Nine Months Ended September 30, 2012 and 2011

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
For the Three and Nine Months Ended September 30, 2012 and 2011

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets such as oil and gas properties and equipment used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There was no impairment charges during the nine month period ended September 30, 2012 or during the year ended December 31, 2011.

Impairment of unproved oil and gas properties are determined by FASB ASC Topic 932, “Extractive Activities—Oil and Gas.”

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at September 30, 2012 and December 31, 2011.

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
For the Three and Nine Months Ended September 30, 2012 and 2011

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
For the Three and Nine Months Ended September 30, 2012 and 2011

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

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes 192,000 warrants as of September 30, 2012. since their effect is anti-dilutive.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  For the nine month periods ended September 30, 2012 and 2011, the Company recorded compensation expense of $153,334 and $-0-, respectively.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011

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
For the Three and Nine Months Ended September 30, 2012 and 2011

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.  At September 30, 2012 and December 31, 2011, the Company had no investments classified as securities owned on the balance sheet.

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits.

Recently Adopted Accounting Pronouncements

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220),” which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported. These amendments will be reported retrospectively upon adoption. The adoption of the ASU will be required for the Company’s September 30, 2012 Form 10-Q filing, and is not expected to have a material impact on the Company.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011

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

Note 4—Notes Payable: Convertible Promissory Notes

During the three months ended March 31, 2011, the Company received $37,000 of proceeds from the issuance of convertible promissory notes with warrants. The notes bore interest at 10% per annum and were due 24-months from the date of the notes. The note holder had the option to convert the principal due into securities of a Qualifying Transaction entity (a corporate entity with equity securities) at an original price of $1.00 per share; the conversion price was changed to $0.50 per share in February 2011.  Upon the closing of a Qualifying Transaction, a transaction described as the closing of a purchase of, formation of, merger with, and or acquisition of a corporate entity with equity securities, the Company would issue to the note holders warrants to purchase shares of common stock at $1.00 per share.  The Company would remain obligated to issue the warrants the earlier of (1) nine months from the date of a Qualifying Transaction or (2) on the maturity date of the promissory notes.

During the three months ended March 31, 2011, the note holders exercised their options to convert the principal due into an aggregate of 128,000 shares of the Company’s common stock.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011

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

Maturities for these two notes payable are as follows at December 31:

2012	$3,538
2013	3,800
2014	4,100
2015	4,400
2016	4,700
Therafter	30,200
$50,738

Note 6—Notes Payable - Shareholders

During the year ended December 31, 2011, the Company borrowed a total of $15,000 from related party shareholders, repaying $11,000 during the year, leaving a balance due of $4,000. During the nine months ended September 30, 2012, the Company borrowed an additional $20,000 from the same related party shareholders. These borrowings are non-interest bearing and due on demand.

Note 7—Income Taxes

At September 30, 2012, the Company had approximately 367,000 of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2032.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011

Note 7—Income Taxes (continued)

The deferred tax asset is summarized as follows:

	September 30,	December 31,
	2012	2011
Deferred tax asset:

Net operating loss carryforwards	$137,600	$77,625

Deferred tax assets	$137,600	$77,625

Less: Valuation allowance	(137,600)	(77,625)

Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	September 30,		December 31,
	2012		2011

Statutory federal income tax expense	(34	) %	(34	) %

State and local income tax	(4)		(4)
(net of federal benefits)

Valuation allowance	38		38
	-%		-%

The Company has taken a 100% valuation allowance against the deferred asset attributable to the NOL carry-forwards of $137,600 at September 30, 2012, due to the uncertainty of realizing the future tax benefits.

Note 8—Common Stock

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001. At September 30, 2012 and December 31, 2011, 6,041,800 and 5,941,800 shares were issued and outstanding, respectively.

Note 9—Preferred Stock

The Company is authorized to issue 10,000,000 of preferred stock with a par value of $0.001. At September 30, 2012, no shares were issued or outstanding.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011

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
For the Three and Nine Months Ended September 30, 2012 and 2011

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
For the Three and Nine Months Ended September 30, 2012 and 2011

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

During the year ended December 31, 2011, the Company borrowed a total of $15,000 from related party shareholders, repaying $11,000 during the year, leaving a balance due of $4,000.  During the nine months ended September 30, 2012, the Company borrowed an additional $20,000 from related party shareholders.  These borrowings are non-interest bearing and due on demand.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011

Note 11—Related Party (continued)

The Company is related to several other entities by virtue of common ownership and control, which includes stockholders, employees, attorneys, consultants or companies owned by attorneys, consultants, and family members.

Note 12—Subsequent Events

On August 15, 2012, the board of directors authorized the Company to offer the issuance of 192,000 shares of its $0.001 par value common stock in place of the same number of warrants held by shareholders, who were the original note holders of the Company’s convertible promissory notes, which were converted into common stock during March 2011.  In October 2012, these shareholders agreed to accept the common stock in place of the 192,000 warrants.  The Company anticipates completing this conversion transaction during the fourth quarter of 2012.

Management has evaluated subsequent events through November 18, 2012, the date of which the financial statements were available to be issued.

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

On or about January 15, 2005, Sovereign One, Inc., a company controlled by Mark Holbrook,  McCrome International Inc. , a company controlled by Cora J Holbrook and Logos Resources, Inc., a company controlled by Marshall Holbrook entered into an agreement with A.D.I.D. Corporation, a Kentucky corporation controlled by Marshall Holbrook ("A.D.I.D.") whereby A.D.I.D. agreed to acquire oil and gas leases and properties and assign such oil and gas leases and properties as specified by Sovereign One Inc., McCrome International, Inc., and Logos Resources, Inc.

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

Beginning in the fourth quarter of 2011, we commenced recompletion of old wells by connecting the wells to our existing pipeline. During  this period, we located  the first purchaser of the natural gas from the recompleted wells, Siminole Energy Services.

In the fourth quarter of 2011, we acquired the surface mineral and property rights to 100 acres and subsurface rights to 175 acres in Clay County Kentucky.

On July 12, 2011, we formed our wholly owned subsidiary,  ARM Operating Company (“ARM”), a Kentucky corporation which manages all of our oil and gas properties and oversees the operation, development, and maintenance of all our oil and gas wells, leases, and reserve activities. ARM is registered as the operator of wells with all relevant governmental agencies, and is responsible for maintaining production and maintenance reports for all of our wells and facilities. Our officers and Board of Directors makes all decisions concerning ARM.

Results of operations

Three month period ended September 30, 2012 compared to the three month period ended September 30, 2011

For the three months ended September 30, 2012 and 2011, we generated approximately $113,000 and $147,500 in royalty revenues from operations, a decrease of $34,500, or 23%, primarily attributable to timing of market activity affecting royalties.  For the three month periods ended September 30, 2012 and 2011, we incurred operating expenses of approximately $177,603 and $136,749, respectively, an increase of $75,357, or 30%.  This increase is primarily attributable to a $12,333 increase in lease operating expenses, an increase in professional fees, of $56,667, partially offset by a $22,718 decrease in administrative expenses.  The increase in professional fees is primarily attributable to a $56,667 noncash expense incurred in connection with the exchange equity securities for professional services and services rendered during the quarterly period ended September 30, 2012.  The $22,718 decrease in administrative expenses is primarily attributable to a decrease in payment of officers’ wages during the quarter ended September 30, 2012.

For the three months ended September 30, 2012, we reported a net loss of approximately $65,534, or 58% of gross revenue, compared to the net income of $10,786, or 7.3% of gross revenue, reported for the quarter ended September 30, 2011. This increase in net loss of approximately $76,000 results from a decrease in royalty revenue of $34,503 and an increase in cost and expenses of $40,854, and an increase of $963 in interest expense.

Nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011

For the nine months ended September 30, 2012 and 2011, we generated approximately $358,000 and 147,500 in royalty revenues from operations, an increase of $210,500, or 43%.  We reported no revenue activity for the first six months ended June 30, 2011. We began generating revenue during the three months ended September 30, 2011.  For the nine month periods ended September 30, 2012 and 2011, we incurred operating expenses of approximately $515,000 and 161,400, respectively, an increase of $353,745, or 219%.  This increase is primarily attributable to a $183,633 increase in lease operating expenses, an increase on $25,190 increase in administrative expenses, and an increase of $144,922 in professional fees.  Approximately $153,000 of the $353,745 increase in operating expenses reported for the nine months ended September 30, 2012 were noncash charges incurred in exchange for professional services and services rendered. During the first six months of 2011, we incurred operating expenses of approximately $25,000, which primarily represented costs associated with the organization of our business and preparation and initial implementation of our planned operations.    During the third quarter of 2011, we began early stage implementation of our planned operations and began to generate revenue and incur operating and administrative expenses required to support the generation of revenue. A detailed comparison of costs and expenses between the nine month periods ended September 30, 2012 and 2011 is not practical, since we had not yet begun to execute our planned operations during the first six months of the 2011.

For the nine months ended September 30, 2012, we reported a net loss of approximately $160,000, 45% of gross revenue, compared to the net loss of $$13,900, or 9% of gross revenue, reported for the nine month period ended September 30, 2011. This increase in net loss of approximately $146,000 results from an increase of royalty revenue of approximately $211,000, partially offset by an increase in costs and expenses of approximately 143,000,and increases in interest expense of approximately $3,200.

Liquidity

At September 30, 2012, we had total current assets of $434,099, consisting of $23,432 in cash, $44,000 in accounts receivable, and 366,667 in prepaid expenses for professional services to be rendered in 2012 and 2013. Total current liabilities at September 30, 2012 were $47,696, consisting of accounts and accrued expenses payable of $15,800, notes payable, current portion of $7,896, and due to related parties of $24,000.  At September 30, 2012, we had positive working capital of $386,403.

The Company’s material sources and uses of cash for the nine months ended September 30, 2012 and 2011 are as follows:

	2012	2011

Cash (used in) operating activities	$(4,423)	$(38,666)
Cash used for investing activities	$-	$(1,500)
Proceeds from short-term borrowings		11,100
Proceeds from related party loans, net	20,000	-
Payments on notes payable	(18,304)
Proceeds from sale of common stock	-	1,900
Proceeds from issuance of convertible promissory notes	-	37,000
Increase (decrease) in cash	$(2,727)	$9,834

Our net loss of $159,999 plus a $1,347 increase in accounts receivable partially offset by $3,589 increase in accounts and accrued expenses payable and $153,334 of stock based compensation were the primary components of our negative operating cash flow for the nine months ended September 30, 2012.  For the nine months ended September 30, 2011, net loss of $13,866, plus a $500 increase in security deposit, and an increase in accounts and accrued expenses payable, were the primary components of the negative operating cash flows for the nine months ended September 30, 2011.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

On August 15, 2012, the board of directors authorized the Company to offer the issuance of 192,000 shares of its $0.001 par value common stock in exchange for outstanding issued in March 2011.  In October 2012, the holders of the warrants agreed to convert their warrants into common stock.  The Company anticipates issuing the 192,000 common shares to the warrant holders during the last quarter of 2012.

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

Puissant Industries Inc.

Dated: November 19, 2012	By:	/s/ Mark Holbrook
	Title:	Mark Holbrook
Chief Executive Officer