Form 10-K
period 2012-12-31
Puissant Industries, Inc.
filed 2013-04-15
CIK 1511618

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2012

Commission file number: 333-178280

PUISSANT INDUSTRIES INC.
(Exact name of Registrant as specified in its charter)

Florida	27-0543309
(State of Incorporation)	(I.R.S. Employer Identification No.)

 520 Whitley Street, PO Box 1263, London, KY 40741
(Address of principal executive offices)

606-864-3161
(Registrant’s telephone number, including area code)

All Correspondence to:

Frederick M. Lehrer, Esq.
Attorney and Counselor at Law
285 Uptown Blvd, 402
Altamonte Springs, Florida
Office: (321) 972-8060
Cell: (561) 706-7646
E-Fax:    (561) 423-3753
Email: flehrer@securitiesattorney1.com
Website: www.securitiesattorney1.com

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

The number of shares of the Registrant’s common stock issued and outstanding as of April 13, 2013 was 6,644,200 shares.

Documents Incorporated by Reference

The exhibits incorporated by reference to this Form 10-K are denoted in our Exhibit table on page 29.

DEFINITIONS

The following defined terms are used in this report.

References to Puissant Industries, Inc., a Florida corporation, are referred to herein as “we”, “our” or “us”, unless the context provides for otherwise.

GLOSSARY OF TERMS

Unless otherwise indicated in this report, natural gas volumes are stated at the legal pressure base of the state or geographic area in which the reserves are located at 60 degrees Fahrenheit. Crude oil and natural gas equivalents are determined using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids. The following definitions shall apply to the technical terms used in this report.

Terms used to describe quantities of crude oil and natural gas:

“Bbl” – barrel or barrels.

“BOE” – barrels of crude oil equivalent.

“Mcf” – thousand cubic feet of gas.

“MMbtu” – million British thermal units.

“MMcf” – million cubic feet of gas.

“MMcfpd” – million cubic feet of gas per day.

“NGL” – natural gas liquids.

Terms used to describe our interests in wells and acreage:

Natural gas is converted into barrels of oil equivalent based on six Mcf of gas to one barrel of crude oil or other liquid hydrocarbons.

Development well is a well drilled within the proved area of an oil or natural gas field to the depth of a stratigraphic horizon known to be productive.

Exploratory well is a well drilled to find and produce oil or natural gas reserves in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

Field is an area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature or stratigraphic condition.

PV-10, a non-GAAP measure, is the pre-tax present value, discounted at 10% per year, of estimated future net cash flows from the production of proved reserves, computed by applying sales prices in effect as of the dates of such estimates and held constant throughout the productive life of the reserves (except for consideration of price changes to the extent provided by contractual arrangements), after deducting the estimated future costs to be incurred in developing, producing and abandoning the proved reserves (computed based on current costs and assuming continuation of existing economic conditions.) We believe PV-10 to be an important measure for evaluating the relative significance of our natural gas and oil properties. PV-10 is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting income taxes. We further believe investors and creditors may utilize our PV-10 as a basis for comparison of the relative size and value of our reserves to other companies. However, PV-10 is not a substitute for the standardized measure.

Productive well is a well that is producing or is capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.

Proved reserves are the estimated quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Reservoirs are considered proved if shown to be economically producible by either actual production or conclusive formation tests. See Regulation S-X, Rule 4-10(a)(22)-(26), (Reg. § 210.4-10) available on the Internet at www.sec.gov/divisions/corpfin/ecfrlinks.shtml.

Proved developed reserves are the portion of proved reserves that has an expectation of recovery through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.

Proved undeveloped reserves are the portion of proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

Working interest is the operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

Workover is operations on a producing well to restore or increase production.

PART I

Item 1.  Business

GENERAL

Corporate Overview.

On July 6, 2009, we incorporated in Wyoming as American Resource Management, Inc.  On March 17, 2011, we changed our domicile to the State of Florida and simultaneously changed our name to Puissant Industries, Inc. Our principal offices are located at 520 Whitley Street, P.O. Box 1263, London, Kentucky 40741. Our telephone number is 606-864-3161.  We currently do not have a website, although we plan to develop one during our fiscal quarter ending June 30, 2013.

Business Description.

We are engaged in oil and gas exploration and development activities in fractured shale formations located in Eastern Kentucky.

To date, our operations have consisted of the following:

i. our acquisition of  a 100% working interest and approximately 85% net revenue interest in 39 shut-in wells, with and estimated 28 miles of natural gas pipeline;

ii. commenced recompletion of old wells and connecting wells to our existing pipeline;

iii. located Seminole Energy Services to purchase our natural gas obtained from recompleting 26 existing wells;

iv. sold 148,285 Mcf of gas obtaining approximate revenues of $410,008 through December 31, 2012, for an average price per Mcf of about $2.77.  We had lease operating expenses (LOE) of approximately $0.53 per Mcf.

v. our acquisition of  the surface mineral and property rights to 100 acres and subsurface rights to 175 acres in Clay County Kentucky.

On or about January 15, 2005, Sovereign One, Inc., a company controlled by Mark Holbrook, our Chief Executive Officer; McCrome International, Inc., a company controlled by our director, Cora J Holbrook and Logos Resources, Inc., a company controlled by Marshall Holbrook, our Director entered into an agreement with A.D.I.D. Corporation, a Kentucky corporation controlled by Marshall Holbrook ("A.D.I.D.") whereby A.D.I.D. agreed to acquire oil and gas leases and properties and assign such oil and gas leases and properties entities as specified by Sovereign One Inc., McCrome International, Inc., and Logos Resources, Inc.  Mark Holbrook and Cora Holbrook are married to one another and Marshall Holbrook is their son.

In exchange for our issuance of an aggregate of 5,250,000 shares of our common stock representing 1,750,000 common shares to each Sovereign One Inc., McCrome International, Inc. and Logos Resources, Inc., A.D.I.D. assigned the following interests to us:

(i) on August 9, 2010, 100% ownership in: (a) 34,000 of 2-inch natural gas pipeline and 60,000 feet of 4-inch natural gas pipeline, compressor stations, right of ways and easements located in Clay and Laurel Counties, Kentucky; and (b) 59,000 feet of 2-inch natural gas pipeline and 10,000 feet of 4-inch natural gas pipeline, compressor stations, right of ways and easements located in Whitley County, Kentucky; and

(ii) on February 15, 2010, a 100% working interest and an 85% net revenue interest of 39 oil and gas wells and leases in Kentucky wells (the “Wells”).

This working interest gives us the ability to explore for and to produce and own oil, gas or other minerals from the Wells. As the working interest owner, we bear the exploration, development, and operating costs from the property. The net revenue interest provides us with approximately 85% of the proceeds from any oil and gas production on the Wells after payment of all operating and development costs.

We own 100% of ARM Operating Company (“ARM”), a Kentucky corporation, which manages all of our oil and gas properties and oversees the operation, development, and maintenance of all our oil and gas wells, leases, and reserve activities. ARM will be registered as the operator of wells with all relevant governmental agencies, and it will be responsible for maintaining production and maintenance reports for all of our wells and facilities. Our officers and Board of Directors make all decisions concerning ARM.

We file periodic reports with the Securities and Exchange Commission (“SEC”) on Forms 10-Q and 10-K.  These forms, are available free of charge at sec.gov. Materials filed with the SEC may also be read  at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Business Strategy

Our business strategy  is to create value for our shareholders by growing reserves, production and cash flow on a cost-efficient basis. Key elements of our strategy include:

• Developing and exploiting our existing properties. Development of our existing position in the Appalachian Basin Devonian Shale  is our primary objective. We plan to continue to concentrate our capital expenditures in the Devonian Shale, where we believe our current acreage position provides an attractive return on the capital employed on a multi-year drilling program.

• Maintain Long-Life Reserve Base. We focus our acreage acquisition and development activities on resources that target long-life gas and oil reserves. Long-life gas and oil reserves provide a more stable growth platform than short-life reserves. Long-life reserves reduce reinvestment risk as they lessen the amount of reinvestment capital deployed each year to replace production. Long-life crude oil and natural gas reserves will also assist us in minimizing costs as stable production makes it easier to build and maintain operating economies of scale.

• Disciplined Financial Approach. Our goal is to remain financially strong, yet flexible, through the prudent management of our balance sheet and active management of commodity price volatility. We will manage the development and operation of the properties and locate third parties to drill a prospect on an as needed basis.

For further information regarding our Business, please see our Property Section at page 12 to page 17.

Industry and Economic Factors.

We will face many factors inherent in the oil and gas industry, including widely fluctuating oil and gas prices, cyclical and volatile markets and difficulties in predicting future price movements difficult. While revenues will be a function of both production and prices, wide swings in prices will have the greatest impact on our results of operations.

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

Market for Oil and Gas Production.

Both the state and federal governments regulate the market for oil and gas production. The overall market is mature and, with the exception of gas, all producers in a producing region will receive the same price. If we locate oil reserves it will be pumped from wells and stored in tanks at the well site where for the purchaser normally to pick up.

Natural gas will be gathered through connections between our gas wells and our pipeline transmission system. Gas purchasers would pay us 100 percent of the sale proceeds of our oil and gas each month for the previous month’s sales. We will be responsible for all distributions. There is no standard price for gas and oil and gas and oil prices will fluctuate with the seasons and the general market conditions.

Competition.

The oil and gas industry is highly competitive. Our competitors and potential competitors include major oil companies and independent producers of varying sizes, all of which are engaged in the acquisition of producing properties and the exploration and development of prospects and most of which have greater financial resources and revenues.

Governmental Regulation.

General

The production and sale of oil and gas is subject to regulation by state, federal, and local authorities. In most areas, there are statutory provisions regulating the production of oil and natural gas under administrative agencies may set allowable rates of production and enact rules in connection with the operation and production of such wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates.

Our operations are subject to extensive and continually changing regulations because legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in large penalties and may negatively affect our operations. The regulatory burden on this industry increases our cost of doing business and, therefore, affects our potential profitability.

All of our well interests and non-producing properties are located onshore in the United States. Oil and natural gas production is subject to various taxes, such as gross production taxes and, in some cases, ad valorem taxes.

The State of Kentucky and other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other regulations relating to the exploration for and production of oil and natural gas. These states also have regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties and the regulation of spacing, plugging and abandonment of wells. These regulations vary from state to state. As previously discussed, we rely on our well operators to comply with governmental regulations.

Various aspects of our oil and natural gas operations are regulated by agencies of the federal government. The Federal Energy Regulatory Commission (“FERC”) pursuant to the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978 (“NGPA”) generally regulates the transportation of natural gas in interstate commerce.  The intrastate transportation and gathering of natural gas (and operational and safety matters related thereto) may be subject to regulation by state and local governments.

Federal Energy Regulatory Commission's ("FERC") jurisdiction over interstate natural gas sales was substantially modified by the NGPA under which FERC continued to regulate the maximum selling prices of certain categories of natural gas sold in “first sales” in interstate and intrastate commerce. Effective January 1, 1993, however, the Natural Gas Wellhead Decontrol Act (the “Decontrol Act”) deregulated natural gas prices for all “first sales” of natural gas. Because “first sales” include typical wellhead sales by producers, all natural gas produced from our natural gas properties is sold at market prices, subject to the terms of any private contracts in effect. The Decontrol Act did not affect FERC’s jurisdiction over natural gas transportation.

Sales of natural gas are affected by intrastate and interstate natural gas transportation regulation. Beginning in 1985, FERC adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. These changes were intended by FERC to foster competition by transforming the role of interstate pipeline companies from wholesale marketers of natural gas to the primary role of natural gas transporters. As a result of the various omnibus rulemaking proceedings in the late 1980s and the individual pipeline restructuring proceedings of the early to mid-1990s, interstate pipelines must provide open and nondiscriminatory transportation and transportation-related services to all producers, natural gas marketing companies, local distribution companies, industrial end users and other customers seeking service. Through similar orders affecting intrastate pipelines that provide similar interstate services, FERC expanded the impact of open access regulations to intrastate commerce.

More recently, FERC has pursued other policy initiatives that have affected natural gas marketing. Most notable are: (1) permitting the large-scale divestiture of interstate pipeline-owned natural gas gathering facilities to affiliated or non-affiliated companies; (2) further development of rules governing the relationship of the pipelines with their marketing affiliates; (3) the publication of standards relating to the use of electronic bulletin boards and electronic data exchange by the pipelines to make transportation information available on a timely basis and to enable transactions to occur on a purely electronic basis; (4) further review of the role of the secondary market for released pipeline capacity and its relationship to open access service in the primary market; and (5) development of policy and promulgation of orders pertaining to its authorization of market-based rates (rather than traditional cost-of-service based rates) for transportation or transportation-related services upon the pipeline’s demonstration of lack of market control in the relevant service market.

As a result of these changes, sellers and buyers of natural gas have gained direct access to the particular pipeline services they need and are able to conduct business with a larger number of counter parties. These changes generally have improved the access to markets for natural gas while substantially increasing competition in the natural gas marketplace. The effect of future regulations by FERC and other regulatory agencies cannot be predicted.

Sales of oil are not regulated and are made at market prices. The price received from the sale of oil is affected by the cost of transporting it to market. Much of that transportation is through interstate common carrier pipelines. Effective January 1, 1995, FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. Over time, these regulations tend to increase the cost of transporting oil by interstate pipelines, although some annual adjustments may result in decreased rates for a given year. These regulations have generally been upheld on judicial review. Every five years, FERC will examine the relationship between the annual change in the applicable index and the actual cost changes experienced by the oil pipeline industry.

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

Environmental Regulations

Because we are directly involved in the extraction and use of natural resources, we are subject to various federal, state and local laws and regulations regarding environmental and ecological matters. Compliance with these laws and regulations may necessitate significant capital outlays; however, to date, our cost of compliance has been immaterial. We do not believe the existence of these environmental laws, as currently written and interpreted, will materially hinder or adversely affect our business operations; however, there can be no assurances of future events or changes in laws, or the interpretation of laws, governing our industry.

The various state, local and federal environmental laws and regulations, including the Oil Pollution Act of 1990, Federal Water Pollution Control Act, and Toxic Substances Control Act, affect our operations. The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”) and comparable state statutes impose strict, joint and several liabilities on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose cleanup liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

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

Research and Development

We will spend some funds on research and development; however, since our inception we have spent no funds on research on development.

Employees

We currently have three full-time employees who are our officers and directors and who are a family relationship to one another, as follows: (a) Mark Holbrook, our Chief Executive Officer/Director; (B) Cora Holbrook, our Chief Financial Officer/Director; and (c) Marshall Holbrook, our Vice President/Director. We intend to retain the services of consultants on a contract basis to assist on our mineral claims andto assist with preparation of financial statements and reserve reports.

Executive Offices

Our executive offices are currently located at 520 Whitley Street, P.O. Box 1263, London, Kentucky 40741 and our telephone number is 606-864-3161.  We have 5 offices at our executive offices composed of 1520 square feet.  We pay $850 per month for lease of our offices.  Our lease agreement expires on December 1, 2014.

Legal Proceedings

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Proprietary Rights

We do not have any proprietary rights.

Competitive Business Conditions

The oil and natural gas industry is highly competitive, particularly in the search for new oil and natural gas reserves. Many factors affect our competitive position and the market for its products that are beyond its control. Some of these factors include the quantity and price of foreign oil imports, changes in prices received for its oil and natural gas production, business and consumer demand for refined oil products and natural gas, and the effects of federal and state regulation of the exploration for, production of and sales of oil and natural gas. Changes in existing economic conditions, political developments, weather patterns and actions taken by OPEC and other oil-producing countries have a dramatic influence on the price Puissant receives for its oil and natural gas production.

Sources and Availability of Raw Materials

The existence of recoverable oil and natural gas reserves in commercial quantities is essential to the ultimate realization of value from our mineral and leasehold acreage. These mineral and leasehold properties are the raw materials to our business. The production and sale of oil and natural gas from the our properties is essential to provide the cash flow necessary to sustain our ongoing viability.  We  reinvest a portion of our cash flow to purchase oil and natural gas mineral and leasehold acreage to assure the continued availability of acreage with which to participate in exploration, drilling and development operations and, subsequently, the production and sale of oil and natural gas. This participation in exploration and production activities and purchase of additional acreage is necessary to continue to supply us  with the raw materials with which to generate additional cash flow. Mineral and leasehold acreage purchases are made from many owners. We do not  rely on any particular companies or persons for the purchases of additional mineral and leasehold acreage.

Patents, Trademarks, Licenses, Franchises and Royalty Agreements.

We do not own any patents, trademarks, licenses or franchises. Royalty agreements on producing oil and natural gas wells stemming from our  ownership of mineral acreage generate a portion of our revenues. These royalties are tied to ownership of mineral acreage and this ownership is perpetual, unless sold by us. Royalties are due and payable to us whenever oil and/or natural gas is produced and sold from wells located on our mineral acreage.

Material Agreements.

June 1, 2011 Agreement with A.D.I.D.

Effective June 1, 2011, we entered into a Well Services Agreement with A.D.I.D. Corporation, a Kentucky corporation controlled by our Vice President and Director, Marshall Holbrook (“A.D.I.D.”). Under the agreement terms, A.D.I.D. agrees to act as the operator of our oil and gas wells, pipelines, compressor station and leases. A.D.I.D.’ s The agreement expires upon the earlier of:  (i) the expiration of the productive life of our wells, pipelines and leases: (ii) six months after the resignation of A.D.I.D. who may resign at any time; (iii) A.D.I.D. being removed for gross negligence, willful misconduct, a material breach or inability to perform its obligations under the agreement.

Agreement with Margaret Reep

On August 1, 2011, we entered into an agreement with Margaret Reep, whereby we acquired the below ground mineral and property rights to 175 acres in Clay County Kentucky in exchange for $25,000. The agreement provided for a $1,000 down payment, with the $24,000 balance to be paid in twelve monthly payments of approximately $2,077, which includes interest at 7% per annum, which we paid in full.  We made our last payment to Margaret Reep in October 1, 2012 and in full payment for the mineral and property rights, Margaret Reep executed a Release of Promissory Note Mortgage on the same date relieving us from any further indebtedness pertaining to this agreement.

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

Agreement with Seminole Energy Services, LLC

On September 20, 2011, we entered into a contract for the purchase and sale of natural gas with Seminole Energy Services, L.L.C. (“Seminole”). This agreement provides that Seminole agrees to purchase from us up to a maximum of 1000 MMBtus (million British thermal units) per day out of the production of gas from our wells on our leasehold properties located in the Eastern Kentucky region.

We will sell our gas to Seminole and while we are responsible for delivery to the delivery point, Seminole is responsible for gas after our delivery point. We have approximately 28 miles of gathering line to connect our wells to Seminole’s gathering and treatment facility.  26 of our wells are now connected to this system.

Seminole will pay us spot price for the gas that it purchases from us. Seminole and we have agreed to net any payments due us under the contract on the 25th day of the month following the month of delivery.

Either party upon 30 days notice may terminate the agreement.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in our Form 10-K; nonetheless, you may review risk factors at sec.gov as contained in our S-1 Registration Statement and our Form 10-K for the period ending December 31, 2011.

Special Information Regarding Forward Looking Statements.

Some of the statements in this Annual Report on Form 10-K are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under “Risk Factors.” The words “believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments. Because our securities are considered “penny stocks”, the Private Securities Litigation Reform Act of 1995 is unavailable to us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Executive Offices

Our executive offices, which are composed of 1500 square feet, are currently located at 520 Whitley Street, P.O. Box 1263, London, Kentucky 40741 and our telephone number is 606-864-3161. We pay monthly rent of $ 850.00 for this location.

Our Oil and Gas Properties

Our oil and gas interests are for properties are located in Laurel, Clay and Whitley Counties in Kentucky. We hold a 100% working interest and approximately 85% Net Revenue interest in 3935 total acres, 390 Acres Developed and 2040 undeveloped acres in Clay and Laurel Counties and 1505 Total acres leased, 455 Acres Developed and 1050 undeveloped in Whitley County.

We hold oil and gas interests to the Raccoon Mountain Field in Clay and Laurel Counties, Kentucky. Within the Raccoon Mountain Field, we own 100% working interests and approximately 85 % net revenue interest to 21 wells and 17.79 miles of natural gas pipeline including one compressor station and sales connection.

We hold oil and gas interests to Wofford, Woodbine and Rockholds Fields located in Whitley County. Within the Wofford Field, we own 100% working interests and approximately 85 % net revenue interest to 11 wells with approximately 7.39 miles of natural gas pipeline and one compressor station with sales tap. Within the Woodbine Field, we own 100% working interests and approximately 85 % net revenue interest to 4 wells and approximately 4.36 miles of natural gas pipeline, one compressor station and sales tap. Within the Rockholds Field, we own 3 wells and approximately 1.33 miles of natural gas pipeline, one compressor station with sales tap.

Acreage and Wells Summary.

The following table sets forth our acreage, which consists of only developed and undeveloped oil and natural gas leases:

		Undeveloped Acreage(1)(2)(5)		Developed Acreage(2)		Total
Property	No of Wells	Gross(3)	Net(4)	Gross(3)	Net(4)

Clay and Laurel County-Total	21

Shut In	8

Non-Shut In	13	2040	2040	390	390	2430

Racoon Mountain Field

Whitley County-Total	18

Shut In	5

Non-Shut In	13	1050	1050	455	455	1505

Wofford Field

Woodbine Field

Rockholds Field

TOTAL(5)	39	3090	3090	845	845	3935
___________
(1)	Developed acres are acres spaced to productive wells.
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

On October 13, 2011, we hold the surface mineral and property rights, including timber, surface, coal and surface minerals to 100 acres in the Raccoon Mountain Field in Clay County, Kentucky.

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

Rockholds Field.

Within the Rockholds Field, we own 3 wells and about 1.33 miles of natural gas pipeline and one compressor station with sales tap. This Field is located in Whitley County, Kentucky. The pipeline infrastructure within this area is not fully developed and will need to be expanded along with future acreage acquisition.

Report by Independent Engineering Firm

An independent petroleum-engineering firm provided the following information with respect to the proved reserves attributable to our Properties as of December 31, 2012.

		Proved Developed Producing	Proved Undeveloped	Total Proved
Net Reserves
Natural Gas	-MMcf	3,004.348	11,839.560	14,843.908
Oil / Condendsate	-Mbbl	39.317	137.606	176.923

Income Data
Future Gross Revenue	-M$	10,152.982	38,494.999	48,647.980
Deductions	-M$	2,477.669	9,849.277	12,326.946
Future Net Income
Undiscounted	-M$	7,675.312	28,645.722	36,321.034
Discounted @10% (Net Present Value)	-M$	4,402.887	13,681.708	18,084.595

The foregoing estimated proved reserve data was prepared using unweighted average first-day-of-the-month prices for the year ended December 31, 2012. The Securities and Exchange Commission (SEC) pricing guidelines were used to set the oil and gas prices.  An oil price of $94.71 per barrel (Bbl) and a gas price of $2.752 per million British Thermal Unit (MMbtu) were used in this study. The prices were adjusted for energy content, price differentials, and other expenses as needed.

Our proved natural gas reserves were 14.843 billion cubic feet (Bcf), or 2.473 million barrels of oil equivalent (BOE) (1Bbl = 6 Mcf basis). The proved oil reserves were .177 million barrels, for a total of 2.650 million barrels of oil equivalent (BOE). The Net Present Value, discounted at 10%, of the estimated future net cash flow before income taxes (PV-10) of our total proved reserves at December 31, 2012 was $18.084 million.

There are many uncertainties inherent in estimating quantities and values of proved reserves and projecting future rates of production and timing of development. The reserve data set forth herein, although prepared by an independent petroleum engineer in a manner customary in the industry, are estimates only, and the actual quantities and values of oil and gas are likely to differ from the estimated amounts set forth herein.  In addition, the reserve estimates for our properties will be affected by future changes in sales prices of oil and gas produced. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

Description of Securities

The following description is a summary of the material terms of the provisions of our Articles of Incorporation and Bylaws, exhibits of which were included in our S-1 registration statement, which was declared effective on October 28, 2011.

Common Stock.

We are authorized to issue 90,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock. As of the date of this report on Form 10-K there are 6,615,400 of our common stock issued and outstanding held by 46.

Preferred Stock.

We are authorized to issue 10,000,000 shares of blank check preferred stock, no shares of which are issued and outstanding. The rights terms and preferences of our preferred stock have not been established and can be designated at any time by the majority vote of our Board of Directors without a vote of our shareholders.

Warrants.

From September 25, 2010 through March 29, 2011, we offered and sold $64,000 of convertible promissory notes with attached warrants to 25 persons. Each note was converted into common shares at the price $.50 per. Under the terms of the convertible note agreement six months after a qualifying transaction we became obligated to grant each note holder 1500 warrants for every $500 invested. Under the terms of paragraph 3 of the note, we became required to issue the warrants upon the closing of a Qualifying Transaction, which is defined as a purchase of, formation of, merger with, and/or acquisition of a corporate entity with equity securities. A qualifying transaction occurred upon our filing articles of incorporation with the state of Florida on March 17, 2011 when we changed our domicile from Wyoming to Florida because we caused the formation of a corporate entity with equity securities. As such on September 17, 2011, we granted each note holder 1500 warrants for every $500 invested for an aggregate of 192,000 warrants. The warrant holder may exercise each one (1) warrant into one (1) common share at the price of $1.00 per share from March 17, 2012 until the close of business on the date which is two years after the date of the holder’s convertible note.

On or about August 15, 2012, we terminated the issuance of the warrants and provided an equal number of restricted shares to each of the 25 holders, as more fully detailed on page 19.  As such, we have no warrants outstanding.

Florida Anti-Takeover Laws.

As a Florida corporation, we are subject to certain anti-takeover provisions that apply to public corporations under Florida law.  Section 607.0901 of the Florida Business Corporation Act, or the Florida Act, provides that a publicly held Florida corporation may not engage in a broad range of business combinations or other extraordinary corporate transactions with an interested shareholder without the approval of the holders of two-thirds of the voting shares of the corporation (excluding shares held by the interested shareholder), unless:

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

Additionally,  we are subject to Section 607.0902 of the Florida Act which prohibits the voting of shares in a publicly held Florida corporation that are acquired in a control share acquisition unless (i) our board of directors approved such acquisition prior to its consummation or (ii) after such acquisition, in lieu of prior approval by our board of directors, the holders of a majority of the corporation’s voting shares, exclusive of shares owned by officers of the corporation, employee directors or the acquiring party, approve the granting of voting rights as to the shares acquired in the control share acquisition. A control share acquisition is defined as an acquisition that immediately thereafter entitles the acquiring party to 20% or more of the total voting power in an election of directors.

Item 3.  Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.  Mine Safety Disclosure

Inapplicable. We do not operate any mines and are not subject to Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act in so far as Section 1503’s disclosure requirement that a reporting issuer of a coal or other mine to disclose, among other things, mine safety violations, citations and orders related to the mine being operated.

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

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. Our common stock became quoted on the OTCBB on our about May 15, 2012.

Fiscal Year Ending December 31, 2012
Quarter Ended	High $	Low $
December 31, 2012	$0.02	$0.02
September 30, 2012	$0.17	$0.17
June 30 2012	$0.25	$0.25
March 31, 2012	N/A	N/A

Fiscal Year Ending December 31, 2011
Quarter Ended	High $	Low $
December 31, 2011	N/A	N/A
September 30, 2011	N/A	N/A
June 30, 2011	N/A	N/A
March 31, 2011	N/A	N/A

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

Sales of our common stock under Rule 144

6,644,200 shares of our common shares are currently eligible for resale under Rule 144. In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least six months and persons who are affiliates must file a Form 144 with the SEC prior to sale, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. If substantial amounts of our common stock become available for resale under Rule 144, prevailing market prices of our common stock will be reduced.

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

Securities Authorized for Issuance under Equity Compensation Plans

On December 7, 2011, we registered 200,000 shares of our common stock on Form S-8 under the Securities Act of 1933.  As of April 13, 2013, we issued 190,000 shares registered to professionals and consultants in exchange for professional services to be rendered in 2012.

On or about August 15, 2012, we terminated the issuance of the warrants and provided an equal number of restricted shares to each of the 25 holders. As such, we have no warrants outstanding.

On August 15, 2012, our Board of Directors unanimously issued a resolution to eliminate warrant agreements with 25 persons and entities, and in lieu of the issuance of warrants, issue an equal  number of restricted shares of our common stock to each of the following prior warrant holders: (a) 15,000 shares to Robert and Roxaline Weaver; (b) 30,000 shares to Robert and Jeanette Nail; (c) 15,000 shares to Emily S. Holbrook; (d) 10,500 shares to Sovereign One, Inc.; (e) 10,500 shares to McCrome International, Inc.; (e) 10,500 shares to Logos Resources; (f) 15,000 shares to Velimir Jurisic;  (g) 15,000 shares to Dale Bradshaw and Pamela Shepp; (h) 15,000 shares to Robert and Karen Ketchum; (i) 15,000 shares to Robert and Christa Ketchum; (j) 15,000 shares to Thaddeus and Patty Vance; (k) 15,000 shares to Richard and Kathryn Heard; (l) 600 shares to Isabelle Holbrook; (m) 1200 shares to Roxaline Bewley; (n) 600 shares to Brianna Hinds; (o) 600 shares to Emma Holbrook Irrevocable Trust; (p) 600 shares to Victoria Bewley; (q) 600 shares to Grayson Simonetti; (r) 600 shares to Garrett Blair White Irrevocable Trust; (s) 1600 shares to E, Bennett and I. Elizabeth Robinson; (t) 750 shares to Bonnie Valentine; (u) 1200 shares to Anthony Akers; (v) 750 shares to Anthony Akers; (w) 750 shares to Gina Sears; and (x) 750 shares to Tistan James Hall.

On December 15, 2012, we issued 136,800 restricted common stock shares to each of the following as consideration for various equipment: (a) Sovereign One, Inc., an entity under the control of our President/Director, Mark Holbrook; (b) Logos Resources, Inc., an entity under the control of our Vice President/Director, Marshall Holbrook; and (c) McCrome International, Inc., an entity under the control of our Chief Financial Officer/Director, Cora J. Holbrook.

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

Item 6.  Selected Financial Data

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of operations

Year Ended December 31, 2012 compared to the year ended December 31, 2011

For the year ended December 31, 2012, we generated $439,991 in total revenues, $416,412 in oil and gas production and $23,679 in royalty income. For the year ended December 31, 2011, we generated $327,987 in total revenues, $327,984 that was derived form oil and gas production and $0 from royalty revenue. Our revenues increased by $112,004 or 34% from 2011 to 2012 representing an increase specifically of $88,425 in oil and gas production and an increase of $23,579 in royalty revenues. We reported no revenue activity for the year ended December 31, 2010.  For the year ended December 31, 2012 and 2011, we incurred operating expenses of  $480,131 and $289,483, respectively, an increase of $190,648, or an increase of 65%. This increase in operating expenses is primarily attributable to an increase of $190,648 in our administrative expenses from 2011 to 2012. During the second half of the year ended December 31, 2011, we began early stage implementation of our planned operations and began generating revenue and incurring operating and administrative expenses required to support the generation of revenue, which has continued throughout 2012.

For the year ended December 31, 2012, we reported a net loss of $44,103 and for the year ended December 31, 2011 and for the period ended December 31, 2011, we reported net income of $37,659. Our net losses during FY 2012 compared to a net gain during FY 2011 are primarily attributable to the increase in our administrative expenses of $190,648 from 2011 to 2012. For the year ended December 31, 2010, we did not conduct revenue-generating business.

Liquidity

At December 31, 2012, we had total current assets of $378,808, consisting of $20,625 in cash, $48,183 in accounts receivable, and $310,000 in prepaid expenses for professional services to be rendered in 2012. Total current liabilities at December 31, 2012 were $38,623, consisting of $30,778 of accounts and accrued expenses payable, $3845 of notes payable (current portion) and $4,000 due to related parties. At December 31, 2012, we had positive working capital of $340,185.

Our material sources and uses of cash for the year ended December 31, 2012 and 2011 are as follows:

	2012	2011

Cash (used in) operating activities	$(223,081)	(16,783)
Property acquisition - down payment		(1,500)
Proceeds from sale of common stock		1,900
Proceeds from issuance of bonds payable – related parties	28,000
Proceeds from related party loans, net		10,557
Payments on notes payable	(23,702)	(5,034)
Proceeds from issuance of convertible promissory notes		(37,000)
Increase in cash	7,654	44,443

Our net losses of $44,103 are primarily attributable to $370,148 of administrative expenses plus $30,908 of depreciation, deletion and amortization.  For the year ended December 31, 2011, our income of $38,504 was attributable to our revenues of $327,987 offset by a lesser amount of expenses of $289,483.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

We do not have any market risk sensitive instruments that we hold or trade currently or for purposes other than trading or at the end of the fiscal year ended December 31, 2012.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Years Ended December 31, 2012

Board of Directors and Shareholders
Puissant Industries, Inc.
Columbia, Kentucky 42728

I have audited the accompanying balance sheets of Puissant Industries, Inc. ("the Company") as of December 31, 2012 and 2011 and the statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of Puissant Industries, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Patrick Rodgers, CPA, PA
Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
April 13, 2013

Puissant Industries, Inc.

Consolidated Statements of Financial Condition

	December 31,
	2012	2011
ASSETS

Current assets

Cash	$20,625	$26,160
Accounts receivable	48,183	42,653
Prepaid expenses	310,000	320,000

Total current assets	378,808	388,813

Properties and equipment at cost, based on successful
efforts method:

Producing oil and natural gas properties	343,875	78,121
Non-producing oil and natural gas properties	56,521	-
	400,396	78,121
Less: accumulated depreciation, depletion, and amortization	30,908	-

	369,488	78,121
Net properties and equipment
	78,121	78,121
Total assets	$748,296	$466,934

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts and accrued expenses payable	$30,778	$12,211
Notes payable, current portion	3,845	21,764
Due related parties	4,000	4,000

Total current liabilities	38,623	37,975

Long-term debt
Bonds payable - related parties	28,000	-
Notes payable, less current portion	41,495	47,278

Total liabilities	108,118	85,253

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 authorized,
none outstanding at December 31, 2011

Common stock, $0.001 par value; 90,000,000 shares
authorized, 6,644,200 and 5,941,800 issued and outstanding at
December 31, 2012 and 2011, respectively	6,644	5,942
Paid-in capital	885,097	583,199
Accumulated deficit	(251,563)	(207,460)

Total stockholders' equity (deficit)	640,178	381,681

Total liabilities and stockholders' equity	$748,296	$466,934

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.

Consolidated Statements of Operations

	Year Ended
	December 31,
	2012	2011
Revenues:

Oil and gas production	$416,412	$327,987
Royalty income	23,579	-

	439,991	327,987
Costs and Expenses

Lease operating expenses	79,075	166,235
Administrative expenses	370,148	123,248
Depreciation, depletion, and amortization	30,908	-

Total costs and expenses	480,131	289,483

Net loss loss from operations	(40,140)	38,504

Other income (expense)

Interest expense	(3,963)	(845)

Total other expenses	(3,963)	(845)

Income (loss) before income taxes	(44,103)	37,659

Provision for income taxes	-	-

Net income (loss)	$(44,103)	$37,659

Net loss per weighted share,
basic and fully diluted	$(0.007)	$0.010

Weighted average number of common
shares outstanding, basic and fully diluted	6,096,765	5,695,764

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.

Consolidated Statements of Changes in Stockholders' Equity

					Additional	Common
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, December 31, 2010	-	-	50,000	$50	$3,191	$-	$(245,119)	$(241,878)

Shares issued in connection
with conversion of notes payable			128,000	128	63,872			64,000

Shares issued in exchange								-
for land leases			5,200,000	5,200	(5,200)			-

Share issued in exchange for
professional services			320,000	320	159,680			160,000

Shares issued for services rendered			80,000	80	39,920			40,000

Sale of common stock for cash			3,800	4	1,896			1,900

Shares issued in exchange for
professional services			160,000	160	319,840			320,000

Net income (loss)							37,659	37,659

Balance, December 31, 2011	-	-	5,941,800	5,942	583,199	-	(207,460)	381,681

Shares issued in exchange for
professional services			100,000	100	199,900			200,000

Shares issued in connection
with purchase of support equipment			410,400	410	102,190			102,600

Shares issued in exchange for			192,000	192	(192)			-
warrants

Net income (loss)							(44,103)	(44,103)

Balance, December 31, 2012	-	-	6,644,200	$6,644	$885,097	$-	$(251,563)	$640,178

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011

	Year Ended
	December 31,
	2012	2011
Cash flows from operations
Net income (loss)	$(44,103)	$37,659

Adjustments to reconcile income (loss) to cash provided by
(used in) operating activities:
Depreciation and depletion	44,107	-
Changes in operating assets and liabilities:
Accounts receivable	(5,530)	(42,653)
Prepaid expenses	210,000	-
Accounts and accrued expenses payable	18,567	(15,789)
	-	4,000
Net cash provided by (used in) operating activities	223,041	(16,783)

Cash flows from investing activities
Additions to oil and gas properties	(219,675)	(1,500)

Net cash used by financing activities	(219,675)	(1,500)

Cash flows from investing activities
Payment on notes payable	(23,702)	(5,034)
Proceeds from sale of common stock	-	1,900
Proceeds from related party loans, net	-	10,577
Proceeds from issuance of convertible promissory notes	-	37,000
Proceeds from issuance of bonds payable-related parties	28,000	-
Net cash provided by invewsting activities	4,298	44,443

Net increase (decrease) in cash	7,664	44,443
Cash, beginning of period	26,160	-

Cash, end of period	$33,824	$26,160

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$845	$845.00

Non-cash investing and financing transactions:
Issuance of 128,000 shares of common stock in
connection with conversion of notes payable	$64,000	$64,000

Issuance of 320,000 shares of common stock in conection
with convesion of liability to issue stock, a liability incurred
in exchange for professional services	$160,000	$160,000

Issuance of 80,000 common shares in connection with conversion of liability to issue stock, a liability incurred in exchange
for services rendered	$40,000	40,000

Issuance of 160,000 shares of common stock in exchange
for professional services to be rendered in 2012	$320,000	$320,000

Issuance of 100,000 common shares in exchange for professional
services to be rendered over a two year period	$200,000	$-

Issance of 410,400 common shares for the purchase of
support equipment	$102,600	$-

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Note 1—Nature of Operations

Organization

Puissant Industries, Inc. (the “Company”) was organized as a Wyoming corporation on July 6, 2009. As of December 31, 2010, the Company was located in Columbia, Kentucky, in Adair County.

The Company is an oil and natural gas exploration, production and development company geographically focused on the onshore United States. The Company currently has 39 wells assigned to it with over 3,935 acres available for drilling and exploration. The Company redomiciled to the state of Florida and changed its name from American Resource Management, Inc. to Puissant Industries, Inc. on March 17, 2011.

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
For the Years Ended December 31, 2012 and 2011

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

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Note 2—Summary of significant accounting principles (continued)

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

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Note 2—Summary of significant accounting principles (continued)

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets such as oil and gas properties and equipment used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There was no impairment charges during the years ended December 31, 2012 and 2011.

Impairment of unproved oil and gas properties are determined by FASB ASC Topic 932, “Extractive Activities—Oil and Gas.”

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at December 31, 2012 and 2011.

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

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Note 2—Summary of significant accounting principles (continued)

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

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Note 2—Summary of significant accounting principles (continued)

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

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. For the years ended December 31, 2012 and 2011, the Company recorded compensation expense of $-0- and $-0-, respectively.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

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
For the Years Ended December 31, 2012 and 2011
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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At December 31, 2012 and 2011, the Company had no investments classified as securities owned on the balance sheet.

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits.

Recently Adopted Accounting Pronouncements

In December 2011, the FASB issued “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.” The new standard requires entities to disclose information about financial instruments and derivative instruments that are either offset on the balance sheet or are subject to a master netting arrangement, including providing both gross information and net information for recognized assets and liabilities, the net amounts presented on an entity’s balance sheet and a description of the rights of offset associated with these assets and liabilities. The new standard is applicable fo all entities that have financial instruments and derivative instruments shown using a net presentation on an entity’s balance sheet or are subject to a master netting arrangement. The new standard is effective for interim and annual reporting periods for fiscal years beginning on or after January 1, 2013, and should be applied retrospectively for all periods presented. The Company plans to adopt this new standard effective January 1, 2013, and will provide any additional disclosures necessary to comply with the new standard.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Note 2—Summary of significant accounting principles (continued)

Recently Adopted Accounting Pronouncements (continued)

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

The Company extends credit, primarily in the form of uncollateralized oil and gas sales to various companies in the oil and gas industry, which results in concentrations of credit risk. Concentrations of credit risk may be affected by changes in economic or other conditions within our industry and may impact our overall credit risk. However, we believe that the risk of these unsecured receivables is mitigated by the size, reputation, and nature of the companies to which we extend credit.

Historically, the Company has sold its oil and natural gas production to a relatively small number of purchasers. We are not dependent upon, or confined to, any one purchaser or small group of purchasers. Due to the nature of oil and natural gas markets and because oil and natural gas are commodities and there are numerous purchasers in the areas in which we sell production, we do not believe the loss of a single purchaser, or more than one purchaser, would materially affect our ability to sell our production.

For the years ended December 31, 2012 and 2011, revenues from four customers accounted for 100% of oil and gas production revenues.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Note 3—Convertible Bonds Payable–Related Parties

During April 2012 and September 2012, the Company received $20,000 and $8,000, respectively, of proceeds from the issuance of convertible bonds to related parties. The convertible bonds bear interest at 15% per annum and are due 60 months from the date of the bonds. The bond holder at his sole option may convert all of the principal due into common stock at a price per share of $2.00 per share.

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

Note 5—Notes Payable – Property and Mineral Rights

On August 1, 2011, the Company entered into a property and mineral and property rights purchase agreement (“Agreement”) in exchange for $25,000. The Agreement provided for a $1,000 down payment, with the balance of $24,000 to be paid in twelve monthly payments of approximately $2,077, which includes interest at 7% per annum. The note was paid in full during the year ended December 31, 2012.

On October 13, 2011, the Company entered into an agreement (“Agreement) to acquired property and property and mineral rights, in exchange for $50,000. The Agreement provided for a $500 down payment, with the balance of $49,500 to be paid in 120 payments of approximately $575, which includes interest at 7% per annum.

Maturities for these two notes payable are as follows at December 31:

2013	3,800
2014	4,100
2015	4,400
2016	4,700
2017	5,000
Thereafter	23,340
$45,340

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Note 6—Notes Payable - Shareholders

During the year ended December 31, 2011, the Company borrowed a total of $15,000 from related party shareholders, repaying $11,000 during the year, leaving a balance due of $4,000. These borrowings are non-interest bearing and due on demand.

Note 7—Income Taxes

At December 31, 2012, the Company had approximately 265,000 of net operating losses (“NOL”) carry-forwards for federal and state income purposes. These losses are available for future years and expire through 2032. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

	December 31,	December 31,
	2012	2011
Deferred tax asset:

Net operating loss carryforwards	$99,375	$77,625

Deferred tax assets	$99,375	$77,625

Less: Valuation allowance	(99,375)	(77,625)

Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2012	2011

Statutory federal income tax expense	(34)%	(34)%

State and local income tax	(4)	(4)
(net of federal benefits)

Valuation allowance	38	38
	-%	-%

The Company has taken a 100% valuation allowance against the deferred asset attributable to the NOL carry-forwards of $99,375 at December 31, 2012, due to the uncertainty of realizing the future tax benefits.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Note 8—Common Stock

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001. At December 31, 2012 and 2011, 6,644,200 and 5,941,800 shares were issued and outstanding, respectively.

Note 9—Preferred Stock

The Company is authorized to issue 10,000,000 of preferred stock with a par value of $0.001. At December 31, 2012, no shares were issued or outstanding.

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
For the Years Ended December 31, 2012 and 2011

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

On August 15, 2012, the Company issued 192,000 shares of its $0.001 par value common stock in exchange for warrants held by shareholders. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Note 10—Equity (continued)

On December 15, 2012, the Company issued a total of 410,400 shares of its $0.001 par value common stock for the purchase of support equipment from three related party companies (136,800 issued to each company). We valued these shares at $0.25 per share. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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
For the Years Ended December 31, 2012 and 2011

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

On December 15, 2012, the Company issued a total of 410,400 shares of its $0.001 par value common stock for the purchase of support equipment from three related party companies. A total of 136,800 shares were issued to each of the following related parties: Sovereign One, Inc., Logos Resources, Inc. and McCrome International, Inc. We valued these shares at $0.25 per share.

The Company is related to several other entities by virtue of common ownership and control, which includes stockholders, employees, attorneys, consultants or companies owned by attorneys, consultants, and family members.

Note 12—Subsequent Events

Management has evaluated subsequent events through April 12, 2013, the date of which the financial statements were available to be issued.

Puissant Industries, Inc.
Supplemental Disclosures about Oil and Gas Producing Activities

Unaudited

Oil and Gas Reserves and Related Financial Data

Capitalized Costs Related to Oil and Gas Producing activities

The following table summarizes capitalized costs related to our oil and gas operations during the year ended December 31, 2012:

2012

Oil and gas properties:

Unproved	$56,521

Proved	343,875
Accumulated depreciation, depletion, and amortization	(30,908)
$369,488

Cost Incurred

The following table sets forth certain information with respect to costs incurred in connection our oil and gas producing activities during the years ended December 31, 2012:

2012

Property acquisiton costs:

Unproved	$56,521
Development costs	265,754

$322,275

Puissant Industries, Inc.
Supplemental Disclosures about Oil and Gas Producing Activities

Unaudited

Results of Operations for Oil and Gas Producing Activities

The results of operations for oil and gas producing activities for the year ended December31, 2012 below excludes non-oil and gas revenues, general and administrative expenses, interest charges and other non-operating items.

Ended
December 31,
2012
Revenues:

Oil and gas production	$416,412
Royalty income	23,579
439,991
Costs and expenses

Lease operating expenses	79,075
Depreciation, depletion, and amortization	30,908
109,983

Income (loss) before income taxes	330,008

Income tax (epense) benefit	(111,378)

Results of operations from producing activities
(excluding corporate overhead and interest costs)	$218,630

Oil and Natural Gas Reserves

Proved reserves are the estimated quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Reservoirs are considered proved if shown to be economically producible by either actual production or conclusive formation tests.

Puissant Industries, Inc.
Supplemental Disclosures about Oil and Gas Producing Activities

Unaudited

For the year ended December 31, 2012, 100% of our reserves were prepared by independent petroleum engineering firm. As of December 31, 2012, we used Oilfield Technical Services, Inc. The following table sets forth our net proved oil and gas reserves at December 31, 2012.

		Proved
	Producing	Undeveloped	Total

Natural Gas - MMCF	3,004.348	11,839.560	14,843.908

Oil/Conensate - MBBL	39.317	137.606	176.923

Standardized Measure

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for years ended December 31, 2012 is shown below:

	Proved
	Developed	Proved
	Producing	Undeveloped	Total
Income Date (MS)
Future cash inflows	$10,152.981	$38,494.999	$48,647.980
Future deductions	(2,477.669)	(9,849.277)	(12,326.946)

Future net cash flows	7,675.312	28,645.722	36,321.034
10% annual discount	3,272.425	14,964.014	18,236.439
Stanardized measure of discounted future net cash flows	$4,402.887	$13,681.708	$18,084.595

The estimated reserve data shown above was prepared using unweighted average first-day-of-the-month prices for the year ended December 31, 2012. The Securities and Exchange Commission (SEC) pricing guidelines were used to set the oil and gas prices. An oil price of $94.71 per barrel (Bbl) and a gas price of $2.752 per million British Thermal Unit (MMbtu) were used in this study. The prices were adjusted for energy content, price differentials, and other expenses as needed.

Item 9.  Changes In and Disagreements with Accountants

Accounting and Financial Disclosure

We have had no changes in or disagreements with our Accountants since our inception. No events occurred that require disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2012.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer and who is our principal financial officer, who concluded, that as of December 31, 2012, our disclosure controls and procedures are effective.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

-	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures  are being made only in accordance with authorizations of our management and directors; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are:

Name	Age	Position Held
Mark Holbrook	61	President and Director
Marshall Holbrook	34	Vice President and Director
Cora J. Holbrook	63	Chief Financial Officer, Secretary, Treasurer and Director

Mark E. Holbrook – Mark E. Holbrook is our founder and has been our President and Director since our incorporation on July 9, 2009. From January 10, 1989 to July 9, 2009, Mr. Holbrook was Chief Executive Officer of Mark E. Holbrook and Associates Company, a Petroleum Engineering Consulting Company which provided professional services in reservoir engineering, exploration technologies, project economics, and oil and gas property acquisition. From 1984 to 1989, he was Senior Engineer of independent oil and gas companies, including American Natural Resources, Inc. and Coastal Oil and Gas Company. Mr. Holbrook received his Bachelor of Science degree in Applied Science/Petroleum and Natural Gas Technology from the University of Alabama in 1982. Since 1982, Mr. Holbrook has been a member of the Society of Petroleum Engineers, American Society of Mechanical Engineers, Society of Petrophysicists and Well Log Analysts and Society of Core Analysts.

Marshall E. Holbrook – Marshall E. Holbrook is our founder and has been our Vice President and Director since our incorporation on July 9, 2009. From November 15, 2005 to present, Mr. Holbrook has been the Chief Executive Officer of A.D.I.D. Corporation, a Kentucky corporation, which operates as a natural gas production and operating company that managed well drilling and completion, pipeline construction, well management, property acquisition and leasing. From January 10, 2003 through December 21, 2004 Mr. Holbrook worked for Energas Resources, Inc. as Operations Manager supervising well drilling, well completions, gathering pipeline construction and maintenance. From January 1992 to December 31, 2002, Mr. Holbrook was an Engineering Technician for Mark E. Holbrook and Associates working on due diligence for selected company acquisitions in the petroleum and natural gas industry. He attended Chattanooga State Technological College and Reinhardt College, and pursued a Business Administration Degree. As our Vice President and Director, Marshall Holbrook brings his experience with managing oil products and gas operations.

Cora J. Holbrook – Cora J. Holbrook is our founder and has been our Chief Financial Officer, Secretary, Treasurer and Director since our incorporation on July 9, 2009. From December 1, 2005 to July 9, 2009, Ms. Holbrook was the Curator and Administrator of the T. B. Vance Geological Library that maintains geological records for numerous Basins within the United States. From 1971-1985 she was the Administrator of Economy Oil and Gas, supervising and managing office operations, accounting and records maintenance. From January 1989 to December 2002 she was the Office Manager for Mark E. Holbrook and Associates, from August 2002 to July 9, 2009; she was the Curator and Administrator of the T.B. Vance Geological Library. Ms. Holbrook received her Bachelor of Arts degree in History from Shelton College in 1971. As our Chief Financial Officer, Secretary, Treasurer and Director, Cora J. Holbrook brings significant experience in the administration and operation of oil and gas companies.

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

Sections 16(a) Compliance of Officers and Directors

As of the date of filing this Form 10-K for the fiscal year ending December 31, 2012, based on our review of Form 3 and 5, all of our officers and directors filed the required reports.

Corporate Governance/No Independent Directors

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

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the years ended December 31, 2012 and December 31, 2011.

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation	All other compensation	Total

Mark Holbrook	President,	2012 (1)(2)(3)								$33,750
	Director	2011								$30,825

Marshall Holbrook	Vice President,	2012								$48,000
	Director	2011 (1)(3)								$20,000

Cora J. Holbrook	Chief Financial Officer, Secretary, Treasurer,	2012								$30,250
	Director	2011 (1)(3)								$16,500

(1)	We began paying salaries to our officers in June 2011.
(2)	Mark Holbrook was entitled to $81,000 in salary during 2012; however, we paid him salary of only $33,750.
(3)
As a result of not paying salaries to our officers until June 2011 and further salary not paying salary to Mark Holbrook during 2012, we owe the following sums to our officers: (a) Cora Holbrook - $2,750; and (b) Mark Holbrook  - $63,675 as a result of: (i) $16,425 unpaid during 2011; and (ii) $47,250 during 2012.

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of December 31, 2012

Outstanding Equity Awards at Fiscal Year- End December 31, 2012

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Hav Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark Holbrook	0	0	0	0	0	0	0	0	0
Marshall Holbrook	0	0	0	0	0	0	0	0	0
Cora J. Holbrook	0	0	0	0	0	0	0	0	0

Board of Directors

Director Compensation

Name Year	Fees Earned or paid in cash ($)	Stock awards ($)		Option awards ($)	Non-equity Incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mark Holbrook
2011	0	20,000	(1)	0	0	0	0	$10,000	(2)
2012	0	0		0	0	0	0	0

Marshall Holbrook
2011	0	20,000	(1)	0	0	0	0	$10,000	(2)
2012	0	0		0	0	0	0	0

Cora J Holbrook
2011	0	20,000	(1)	0	0	0	0	$10,000	(2)
2012	0	0		0	0	0	0	0

(1)
On March 29, 2011, we issued 20,000 shares each of our common stock to Mark Holbrook, Marshall Holbrook and Cora J. Holbrook in exchange for services rendered during the fiscal year ending December 31, 2010.

(2)	The valuation is based upon 20,000 shares at $0.50 per share. Reflects the fair market value of 20,000 shares of $10,000, which we issued to each, Mark Holbrook, Marshall Holbrook and Cora J. Holbrook in exchange for services rendered during the fiscal year ending December 31, 2010

Narrative disclosure to summary compensation and option tables

In June 2011, we began earning revenues and at such time, we began to pay salaries of $6,750 per month to Mark Holbrook, $4,000 per month to Marshall Holbrook and $2,750 per month to Cora J Holbrook. We may award those shares of common stock as non-cash compensation as determined by the Board of Directors from time to time.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be “ "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address for these shareholders is 520 Whitley Street, London Kentucky 40743.

Title of class	Co-Founders:	Amount Beneficial Ownership		Direct Ownership	Indirect Ownership		Percent of class
COMMON	Mark Holbrook(1) (2) President, Director, & Founder	40,000	(2)	20,000	3,704,600	(2)	56%
COMMON	Marshall Holbrook(1) (3) Vice President, Director & Founder	40,000	(3)	20,000	1,897,300	(3)	29%
COMMON	Cora J Holbrook(1) (2) Chief Financial Officer, Secretary, Treasurer, Director & Founder	40000	(2)	20,000	3,704,600	(2)	56%
COMMON	Mellissa Holbrook(1) (3)	40000	(3)	20,000	1,897,300	(3)	29%
COMMON	All officers and directors As a Group [3 persons]	80000		80,000	5,641,900		85%

(1)This table is based upon information derived from records we received from our transfer agent. Applicable percentages are based upon 6,615,400 shares of common stock outstanding as of the date of this report on Form 10K.
(2)Mark and Cora Holbrook are married and have joint tenancy in their respective individual direct ownership holdings of the 20,000 issued to each of them for a total of direct and indirect ownership of 40,000 shares, 20,000 of which are owned directly and 20,000 of which are owned indirectly through the 20,000 shares owned by the spouse of each of them. Because Mark and Cora Holbrook have joint tenancy, their indirect share ownership includes 20,000 shares owned by each respective spouse, and Mark Holbrook control over Sovereign One’s 3,534,000 shares.
(3) Mark Holbrook is President of Sovereign One, Inc., a Tennessee corporation that owns 3,534,000 shares of our common stock. Mark Holbrook, as Sovereign One’s President, has management control over Sovereign One.
(4) Cora Holbrook is the President of McCrome International, Inc., a Tennessee corporation that owns 1,897,000 shares of our common stock.
(5) Marshall and Melissa Holbrook are married to and have joint tenancy in their respective individual direct ownership holdings of the 20,000 issued to each of them for a total of direct and indirectly ownership of 40,000 shares, 20,000 of which are owned directly and 20,000 of which are owned indirectly through the 20,000 shares owned by the spouse of each of them. Because Marshall and Melissa are married and have joint tenancy in common, their indirect share ownership includes 20,000 shares owned by each respective spouse, and Marshall Holbrook’s control over 1,897,000 of our common shares owned by Logos Resources.
(6) Marshall Holbrook is the President of Logos Resources, Inc., a Tennessee corporation that owns 1,897,000 of our common stock shares.

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

In exchange for our issuance of an aggregate of 5,250,000 shares of our common stock representing 1,750,000 common shares to each Sovereign One Inc., McCrome International, Inc. and Logos Resources, Inc., A.D.I.D. assigned the following interests to us:

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

On March 29, 2011, we issued 20,000 shares of our common stock, which we valued at $.50 to Mark Holbrook, our Founder, President and Director in exchange for services rendered as our President from January 1, 2010 through December 31, 2010.

On March 29, 2011, we issued 20,000 shares of our common stock, which we valued at $.50 to Mellissa Holbrook, Marshall Holbrook’s spouse, in exchange for services rendered as our Vice President from January 1, 2010 through December 31, 2010.

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

Loans from Shareholders/Officers

We have financed our operations by convertible notes we received from our shareholders between September 25, 2010 and March 31, 2011 in the aggregate amount of $64,000, which were converted into common shares at the price of $.50 per share or an aggregate of 128,000 shares. As stated above, $10,500 of the $64,000 in loans received was received from corporations controlled by our officers.

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

December 15, 2012 Agreement with Sovereign One, Inc., Logos Resources, Inc. and McCrome International, Inc.

On December 15, 2012, our Board of Directors unanimously approved a resolution to enter into an Agreement to Purchase Equipment from the following related entities and which provided for the issuance of 136,800 restricted common stock shares to each of the following as consideration for various equipment: (a) Sovereign One, Inc., an entity under the control of our President/Director, Mark Holbrook; (b) Logos Resources, Inc., an entity under the control of our Vice President/Director, Marshall Holbrook; and (c) McCrome International, Inc., an entity under the control of our Chief Financial Officer/Director, Cora J. Holbrook.

Item 14. Principal Accounting Fees and Services

The table below sets forth the Audit Fees (amounts in US$) billed by Patrick Rodgers, our auditor in connection with the audit of the Company’s annual financial statements by   for the years ended:

Financial Statements for the	Audit Services	Audit Related Fees	Tax Fees	Other Fees
Years Ended December 31, 2012	$11,200	-	-	-
2011	$7,000	-	-	-

Item 15.  Exhibits and Financial Statement Schedules

The exhibits marked with * or ** below indicate exhibits previously filed with our S-1 registration statement and are hereby incorporated by reference.   Exhibits marked with *** below indicate exhibits previously filed with our Form 10-K for the period ending December 31, 2011 and are also incorporated by reference herein.

EXHIBITS

Exhibit Number

3.1	Articles of Incorporation of Puissant Industries, Inc.*

3.2	Certificate of domestication Florida Articles of Incorporation*

3.3	Bylaws of Puissant Industries, Inc.*

10.1	Form of Convertible Promissory Note*

10.2	Form of Conversion Notice of Note to Common Shares*

10.3	Authorization to sign leases*

10.4	Well Services Agreement -A.D.I.D. Corporation* dated June 1, 2011

10.5	Agreement with Fred Akers dated March 28, 2011*

10.6	Well Assignment Laurel County*

10.7	Well Assignment Clay County*

10.8	Well Assignment Whitley County*

10.9	Lease Assignment Laurel County*

10.10	Lease Assignment Clay County*

10.11	Lease Assignment Whitley County*

10.12	Pipeline Assignment Laurel County dated August 1, 2009*

10.13	Pipeline Assignment Clay County dated August 1, 2009*

10.14	Pipeline Assignment Whitley County dated August 1, 2009*

10.15	Convertible Note Agreement with McCrome International, Inc.*

10.16	Convertible Note Agreement with Logos Resources, Inc.*

10.17	Convertible Note Agreement with Sovereign One, Inc.*

10.18	Agreement between A.D.I.D and Sovereign One Inc., McCrome International, Inc. and Logos Resources, Inc. dated January 15, 2005 *

10.19	Correspondence Commonwealth of Kentucky evidencing A.D.I.D. Corporation as the operator of 39 wells in Clay, Laurel and Whitley counties of Kentuck.*

10.20	Corporate Resolution Changing Conversion Price of Convertible Notes **

10.21	Mineral and Property Rights Agreement dated August 1, 2011 between Puissant Industries, Inc. and Margaret Reed

10.22	Promissory Note dated June 1, 2011 between Puissant Industries Inc. and Margaret Reed***

10.23	Warranty Deed dated June 1, 2011 between Puissant Industries Inc. and Margaret Reed***

10.24	Promissory note dated October 10, 2011 between Puissant Industries, Inc. and Debra Adams***

10.25	Warranty Deed dated October 13, 2011 between Puissant Industries Inc. and Debra Adams***

23.1	Consent of Patrick Rodgers, CPA, PA

101.INS ****	XBRL Instance Document

101.SCH ****	XBRL Taxonomy Extension Schema Document

101.CAL ****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ****	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
* Denotes documents filed as exhibits to our S-1 Registration Statement filed with the Securities and Exchange Commission on filed on May 13, 2011.
** Denotes documents filed as exhibits to Amendment Number 2 of our S-1 Registration Statement filed with the Securities and Exchange Commission on July 12, 2011.
*** Denotes documents filed as exhibits to our Form 10-K for the fiscal year ended December 31, 2011.
**** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

All other Exhibits called for by Rule 601 of Regulation S-1 or SK is inapplicable to this filing.

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

Puissant Industries Inc.

Date: April 15, 2013	By:	/s/ Mark Holbrook
Mark Holbrook,
Principal Executive Officer
Chief Executive Officer/Director

Puissant Industries Inc.

Date: April 15, 2013	By:	/s/ Cora Holbrook
Cora Holbrook
Chief Financial Officer/Secretary/Treasurer/Director

Puissant Industries Inc.

Date: April 15, 2013	By:	/s/ Marshall Holbrook
Marshall Holbrook,
Vice President/Director