Form 10-Q
period 2013-03-31
Puissant Industries, Inc.
filed 2013-05-16
CIK 1511618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-174222

Puissant Industries, Inc.
(Exact name of Registrant as specified in its charter)

Florida	27-0543309
(State of incorporation)	(IRS Employer ID Number)

520 Whitley Street, London, Kentucky 40743
(Address of principal executive offices)

Telephone (606) 864-3161
(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

All Correspondence to:

Frederick M. Lehrer, Esquire
Attorney and Counselor at Law
285 Uptown Road, 402
Altamonte Springs, Florida 32701
Office: (321) 972-8060
Cell: (561) 706-7646
E-Fax (561) 423-3753
Email: flehrer@securitiesattorney1.com
Website: www.securitiesattorney1.com

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2013, there were 6,644,200 shares of common stock, par value $0.001 per share, outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

Puissant Industries, Inc.
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets
Cash	$17,779	$20,625
Accounts receivable	50,440	48,183
Prepaid expenses	253,333	310,000
Total current assets	321,552	378,808

Properties and equipment at cost, based on successful efforts method:
Producing oil and natural gas properties	431,455	343,875
Non-producing oil and natural gas properties	70,021	56,521
	501,476	400,396
Less: accumulated depreciation and depletion	40,307	30,908
	461,169	369,488
Net properties and equipment
Total assets	$782,721	$748,296

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts and accrued expenses payable	$158,179	$30,778
Notes payable, current portion	3,913	3,845
Due related parties	4,000	4,000
Total current liabilities	166,092	38,623

Long-term debt	-	-
Bonds payable - related parties	28,000	28,000
Notes payable, less current portion	40,492	41,495
Total liabilities	234,584	108,118

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 authorized,
none outstanding at March 31, 2013
Common stock, $0.001 par value; 90,000,000 shares
authorized, 6,644,200 issued and outstanding at
March 31, 2013 and December 31, 2012, respectively	6,644	6,644
Paid-in capital	885,097	885,097
Accumulated deficit	(343,604)	(251,563)
Total stockholders' equity	548,137	640,178

Total liabilities and stockholders' equity	$782,721	$748,296

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Revenues:

Oil and gas production	$101,385	$116,840
Royalty income	9,562	-
	110,947	116,840

Costs and Expenses

Lease operating expenses	16,535	90,895
Administrative expenses	174,780	79,813
Depreciation and depletion	7,283	-
Total costs and expenses	198,598	170,708

Net loss loss from operations	(87,651)	(53,868)

Other income (expense)

Interest expense	(4,390)	(1,532)
Total other expenses	(4,390)	(1,532)

Income (loss) before income taxes	(92,041)	(55,400)

Provision for income taxes	-	-

Net income (loss)	$(92,041)	$(53,868)

Net loss per weighted share,
basic and fully diluted	$(0.014)	$(0.009)

Weighted average number of common
shares outstanding, basic and fully diluted	6,644,200	5,941,800

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

					Additional	Common
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, December 31, 2010	-	-	50,000	$50	$3,191	$-	$(245,119)	$(241,878)

Shares issued in connection
with conversion of notes payable			128,000	128	63,872			64,000

Shares issued in exchange
for land leases			5,200,000	5,200	(5,200)			-

Share issued in exchange for
professional services			320,000	320	159,680			160,000

Shares issued for services rendered			80,000	80	39,920			40,000

Sale of common stock for cash			3,800	4	1,896			1,900

Shares issued in exchange for
professional services			160,000	160	319,840			320,000

Net income (loss)							37,659	37,659

Balance, December 31, 2011	-	-	5,941,800	5,942	583,199	-	(207,460)	381,681

Shares issued in exchange for
professional services			100,000	100	199,900			200,000

Shares issued in connection
with purchase of support equipment			410,400	410	102,190			102,600

Shares issued in exchange for			192,000	192	(192)			-
warrants

Net income (loss)							(44,103)	(44,103)

Balance, December 31, 2012	-	-	6,644,200	6,644	885,097	-	(251,563)	640,178

Net income (loss)							(92,041)	(92,041)

Balance, March 31, 2013	-	-	6,644,200	$6,644	$885,097	$-	$(343,604)	$548,137

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Cash flows from operations
Net income (loss)	$(92,041)	$(55,400)
Adjustments to reconcile income (loss) to cash provided by (used in) operating activities:
Depreciation and depletion	7,283	-
Changes in operating assets and liabilities:
Accounts receivable	(2,257)	(7,562)
Prepaid expenses	56,667	40,000
Accounts and accrued expenses payable	129,517	223
	-

Net cash provided by (used in) operating activities	99,169	(22,739)

Cash flows from investing activities
Additions to oil and gas properties	(101,080)	-

Net cash used by financing activities	(101,080)	-

Cash flows from investing activities
Payment on notes payable	(935)	(9,074)
Proceeds from related party loans, net	-	15,900

Net cash provided by (used in) investing activities	(935)	6,826

Net increase (decrease) in cash	(2,846)	(15,913)
Cash, beginning of period	20,625	26,160

Cash, end of period	$17,779	$10,247

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-

Interest	$788	$845

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2013 and 2012

Note 1—Basis of Presentation

We are providing herein the consolidated interim statements of financial condition of Puissant Industries, Inc. and its subsidiary (collectively the "Company") as of March 31, 2013, and the related consolidated interim statements of operations and cash flows for the three months ended March 31, 2013 and 2012, and the consolidated interim statements of changes in stockholders equity for the three months ended March 31, 2013 and the year ended December 31, 2012. The consolidated interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the Company's financial statements and related notes for the year ended December 31, 2012, which are included in the Company's Form 10-K, as filed with the SEC on April 15, 2013.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of results for the interim periods. Prior interim period data has been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported results of operations. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2013.

Note 2—Nature of Operations

Organization

Puissant Industries, Inc. (the “Company”) was organized as a Wyoming corporation on July 6, 2009. As of December 31, 2010, the Company was located in Columbia, Kentucky, in Adair County.

The Company is an oil and natural gas exploration, production and development company geographically focused on the onshore United States. The Company currently has 39 wells assigned to it with over 3,905 acres available for drilling and exploration. The Company redomiciled to the state of Florida and changed its name from American Resource Management, Inc. to Puissant Industries, Inc. on March 17, 2011.

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
 For the Three Months Ended March 31, 2013 and 2012

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

As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision and actual results could differ from these estimates. Any changes in estimates resulting from continuous changes in the economic environment will be reflected in the financial statements in future periods.

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
 For the Three Months Ended March 31, 2013 and 2012

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
 For the Three Months Ended March 31, 2013 and 2012

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets such as oil and gas properties and equipment used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There was no impairment charges during the three months ended March 31, 2013 and 2012.

Impairment of unproved oil and gas properties are determined by FASB ASC Topic 932, “Extractive Activities—Oil and Gas.”

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at March 31, 2013 and December 31, 2012.

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
 For the Three Months Ended March 31, 2013 and 2012

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
 For the Three Months Ended March 31, 2013 and 2012

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

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
 For the Three Months Ended March 31, 2013 and 2012

Note 3—Summary of significant accounting principles (continued)

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. For the three month periods ended March 31, 2013 and 2012, the Company recorded compensation expense of $-0- and $-0-, respectively.

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
 For the Three Months Ended March 31, 2013 and 2012

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At March 31, 2013 and 2012, the Company had no investments classified as securities owned on the balance sheet.

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits.

Recently Adopted Accounting Pronouncements

In October 2012, the FASB issued ASU No 2012-04, “Technical Corrections and Improvements.” This Update makes technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The changes clarify the Codification or correct unintended application of guidance and are not expected to have a significant impact on current accounting practices. The majority of the amendments in this Update are effective immediately with a few limited scope amendments (mainly related to Plan Accounting) that will be effective for fiscal years beginning after December 15, 2012 for public companies. This guidance had no significant impact on the Company’s financials since it was primarily issued to provide corrections and/or clarifications of currently issued guidance.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The main purpose of this Update is to clarify that the disclosures regarding offsetting assets and liabilities per ASU 2011-11 apply to derivatives including embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and lending transactions that are offset or subject to a master netting agreement. Other types of transactions are not impacted. This Update is effective for fiscal years beginning on or after January 1, 2013 and for all interim periods within that fiscal year. The Company does not expect this update to impact the Company’s financials since it does not have instruments noted in the update that are offset.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
 For the Three Months Ended March 31, 2013 and 2012

Note 3—Summary of significant accounting principles (continued)

Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The main purpose of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The update requires that the effect of significant reclassifications out of accumulated other comprehensive income be reported on the respective line items in net income if the amount being reclassified in its entirety to net income. Furthermore, information about amounts reclassified out of accumulated other comprehensive income must be shown by component. This update is effective prospectively for reporting periods beginning after December 15, 2012 for public companies. The Company does not expect this update to impact its financials since it does not have any comprehensive income items. However, if any are noted in the future, the appropriate disclosures will be incorporated.

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

For the three months ended March 31, 2013 and 2012, revenues from four customers accounted for 100% of oil and gas production revenues.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
 For the Three Months Ended March 31, 2013 and 2012

Note 4—Convertible Bonds Payable–Related Parties

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

Maturities for these two notes payable are as follows at December 31:

2013	2,865
2014	4,100
2015	4,400
2016	4,700
2017	5,000
Thereafter	23,340

$44,405

Note 6—Notes Payable - Shareholders

During the year ended December 31, 2011, the Company borrowed a total of $15,000 from related party shareholders, repaying $11,000 during the year, leaving a balance due of $4,000. These borrowings are non-interest bearing and due on demand.

Note 7—Common Stock

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001. At March 31, 2013 and 2012, 6,644,200 shares were issued and outstanding, respectively.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2013 and 2012

Note 8—Preferred Stock

The Company is authorized to issue 10,000,000 of preferred stock with a par value of $0.001. At March 31, 2013 and 2012, no shares were issued or outstanding.

Note 9—Equity

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

Note 10—Related Party

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

Note 11—Subsequent Events

On April 19, 2013, the Company issued 868,722 shares of its $.001 par value common stock to outside professionals and a corporation for services rendered on behalf of the Company. Also, on April 19, 2013, the Company issued 1,265,083 common stock shares to related parties in settlement of accrued compensation.

Item 1A.  Risk Factors

A Smaller Reporting Company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to “we,” “our” or “us” refer to Puissant Industries, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Corporate History

Corporate Overview.
We were incorporated on July 6, 2009, in the state of Wyoming as American Resource Management, Inc. We changed our domicile to the State of Florida on March 17, 2011 and simultaneously changed our name to Puissant Industries, Inc. Our principal offices are located at 520 Whitley Street, London Kentucky and our telephone number is (606) 864-3161

Business Description.
We are engaged in oil and gas exploration and development activities in fractured formations located in Kentucky.

On or about January 15, 2005, Sovereign One, Inc., a company controlled by Mark Holbrook, McCrome International Inc., a company controlled by Cora J Holbrook and Logos Resources, Inc., a company controlled by Marshall Holbrook entered into an agreement with A.D.I.D. Corporation, a Kentucky corporation controlled by Marshall Holbrook ("A.D.I.D.") whereby A.D.I.D. agreed to acquire oil and gas leases and properties and assign such oil and gas leases and properties as specified by Sovereign One Inc., McCrome International, Inc., and Logos Resources, Inc.

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

Results of operations

Three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012

For the three months ended March 31, 2013, we generated total revenues of $110,947, consisting of $101,385 in oil and gas production revenues and $9,562 in royalty related revenues. We reported $116,940 of total revenues for the three-ended March 31, 2012, consisting entirely of oil and gas production revenues. For the three month period ended March 31, 2013 and March 31, 2012, we incurred operating expenses of $198,598 and $170,708, respectively, representing increased expenses of $27,890 or 16%. This increase is primarily attributable to a $94,967 increase in administrative expenses or 55%. Our increase in administrative expenses was offset by a $74,360 decrease in lease operating expenses or 93%.

For the three months ended March 31, 2013, we reported a net loss of $92,041, or 82% of gross revenues. For the three months ended March 31, 2012, we reported a net loss of $55,400, or 47% of gross revenues.

Liquidity

At March 31, 2013, we had total current assets of $321,552 consisting of $17,779 in cash, $50,440 in accounts receivable and $253,333 in prepaid expenses for professional services. Total current liabilities at March 31, 2013 were $166,092, consisting of accounts and accrued expenses payable of $158,179, notes payable - current portion of $40,492 and due to related parties of $4,000. At March 31, 2013, we had positive working capital of $155,460.

Our material sources and uses of cash for the three months ended March 31, 2013 and 2012 are as follows:

	2013	2012
Cash (used in) operating activities	$99,169		$(22,739)
Proceeds from related party loans, net			15,900
Payments on notes payable	(935)		(9,074)
Pr
Increase (decrease) in cash	$(2,846)	$	$(15,913)

Our net loss of $92,041 for the three months ended March 31, 2013 represents an increased net loss of $36,639 compared to the three months ended March 31, 2012. The primary component of our negative operating cash flow for the three months ended March 31, 2013 were our administrative expenses of $174,780, which amount primarily consisted of matters pertaining to the exploitation of our existing properties and continued concentration of our planning efforts in the Appalachian Basin Devonian Shale area.

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

Inapplicable. We have no market sensitive instruments.

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

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities

None

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures.

Inapplicable.

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

Puissant Industries Inc.

Dated: May 16, 2013	By:	/s/ Mark Holbrook
	Name	Mark Holbrook
	Title:	Chief Executive Officer