Form 10-Q
period 2013-06-30
Puissant Industries, Inc.
filed 2013-08-13
CIK 1511618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, there were 8,778,005 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

		Page

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Statements of Financial Condition at June 30, 2013 (unaudited) and December 31, 2012	3

	Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012 (unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Equity (Balance at December 31, 2010, December 31, 2011, December 31, 2012 and June 30, 2013) (unaudited)	5

	Consolidated Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012 (unaudited)	6

	Notes to consolidated financial statements	7

Item 1A.	Risk Factors	19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures		26

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Puissant Industries, Inc.
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets

Cash	$22,541	$20,625
Accounts receivable	43,253	48,183
Prepaid expenses	214,478	310,000

Total current assets	280,272	378,808

Properties and equipment at cost, based on successful
efforts method:

Producing oil and natural gas properties	462,091	343,875
Non-producing oil and natural gas properties	83,521	56,521
	545,612	400,396
Less: accumulated depreciation and depletion	58,781	30,908

Net properties and equipment	486,831	369,488

Total assets	$767,103	$748,296

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts and accrued expenses payable	$23,934	$30,778
Notes payable, current portion	3,981	3,845
Due related parties	4,000	4,000

Total current liabilities	31,915	38,623

Long-term debt	-	-

Bonds payable - related parties	28,000	28,000
Notes payable, less current portion	39,470	41,495
Total liabilities	99,385	108,118

Stockholders' equity

Preferred stock, $0.001 par value; 10,000,000 authorized,
none outstanding at June 30, 2013	-	-
Common stock, $0.001 par value; 90,000,000 shares
authorized, 8,778,005 and 6,644,200 issued and outstanding at
June 30, 2013 and December 31, 2012, respectively	8,778	6,644
Paid-in capital	1,037,233	885,097
Accumulated deficit	(378,293)	(251,563)

Total stockholders' equity	667,718	640,178

Total liabilities and stockholders' equity	$767,103	$748,296

 The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:

Oil and gas production	$111,622	$128,480	$213,007	$-
Royalty income	10,667	-	20,229	245,320
	122,289	128,480	233,236	245,320

Costs and Expenses

Lease operating expenses	20,492	80,405	37,027	171,300
Administrative expenses	116,194	86,430	290,974	166,243
Depreciation and depletion	18,475	-	25,757	-
Total costs and expenses	155,161	166,835	353,758	337,543

Net loss from operations	(32,872)	(38,355)	(120,522)	(92,223)

Other income (expense)

Interest expense	(1,818)	(710)	(6,208)	(2,242)
Total other expenses	(1,818)	(710)	(6,208)	(2,242)

Income (loss) before income taxes	(34,690)	(39,065)	(126,730)	(94,465)

Provision for income taxes	-	-	-	-
Net income (loss)	$(34,690)	$(39,065)	$(126,730)	$(94,465)

Net loss per weighted share,
basic and fully diluted	$-	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common
shares outstanding, basic and fully diluted	8,378,743	5,998,467	7,511,471	5,969,977

The Accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

					Additional	Common
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, December 31, 2010	-	-	50,000	$50	$3,191	$-	$(245,119)	$(241,878)

Shares issued in connection
with conversion of notes payable			128,000	128	63,872			64,000

Shares issued in exchange								-
for land leases			5,200,000	5,200	(5,200)			-

Share issued in exchange for
professional services			320,000	320	159,680			160,000

Shares issued for services
rendered			80,000	80	39,920			40,000

Sale of common stock for cash			3,800	4	1,896			1,900

Shares issued in exchange for
professional services			160,000	160	319,840			320,000

Net income (loss)							37,659	37,659

Balance, December 31, 2011	-	-	5,941,800	5,942	583,199	-	(207,460)	381,681

Shares issued in exchange for
professional services			100,000	100	199,900			200,000

Shares issued in connection
with purchase of support equipment			410,400	410	102,190			102,600

Shares issued in exchange for			192,000	192	(192)			-
warrants

Net income (loss)							(44,103)	(44,103)

Balance, December 31, 2012	-	-	6,644,200	6,644	885,097	-	(251,563)	640,178

Shares issued in payment of
vendor invoices			618,722	619	55,246			55,865

Shares issued in exchange for
professional services			250,000	250	22,250			22,500

Shares issued in payment of
unpaid wages			1,265,083	1,265	74,640			75,905

Net income (loss)							(126,730)	(126,730)

Balance, June 30, 2013	-	-	8,778,005	$8,778	$1,037,233	$-	$(378,293)	$667,718

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2013	2012
	(Unaudited)	(Unaudited)

Cash flows from operations

Net income (loss)	$(126,730)	$(94,465)

Adjustments to reconcile income (loss) to cash provided by
(used in) operating activities:
Stock-based compensation	118,022	81,685
Depreciation and depletion	25,757	-

Changes in operating assets and liabilities:
Accounts receivable	4,930	(1,347)
Prepaid expenses	133,886
Accounts and accrued expenses payable	(6,844)	5,089

Net cash provided by (used in) operating activities	149,021	(9,038)

Cash flows from investing activities
Additions to oil and gas properties	(145,216)	-

Net cash used by financing activities	(145,216)	-

Cash flows from investing activities
Payment on notes payable	(1,889)	(13,690)
Proceeds from related party loans, net	-	20,000

Net cash provided by (used in) investing activities	(1,889)	6,310

Net increase (decrease) in cash	1,916	(2,728)
Cash, beginning of period	20,625	26,160

Cash, end of period	$22,541	$23,432

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-

Interest	$1,818	$2,242

Non-Cash investing and financing transactions:

Issuance of 618,722 shares of common stock in payment
of vendor invoices.	$55,865	$-

Issuance of 250,000 shares of common stock in exchange
for professional services.	$22,500	$-

Issuance of 1,265,083 shares of common stock for
unpaid wages.	$75,905	$-

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2013 and 2012

Note 1—Basis of Presentation

We are providing herein the consolidated interim statements of financial condition of Puissant Industries, Inc. and its subsidiary, ARM Operating Company ("ARM") (collectively the "Company"), as of June 30, 2013, and the related consolidated interim statements of operations and cash flows for the three and six months ended June 30, 2013 and 2012, and the consolidated interim statements of changes in stockholders equity for the six months ended June 30, 2013 and the year ended December 31, 2012. The consolidated interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the Company's financial statements and related notes for the year ended December 31, 2012, which are included in  the Company's Form 10-K, as filed with the SEC on April 15, 2013.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of results for the interim periods.  Prior interim period data has been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported results of operations. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2013.

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

The Company owns 100% of ARM.  ARM was formed on July 12, 2011, primarily to manage all oil and gas properties of the Company, which includes the operation, development, and maintenance of all oil and gas wells, leases, and reserve activities. ARM will be registered as the operator of wells with all relevant governmental agencies, and it will be responsible for maintaining production and maintenance reports for all wells and facilities of the Company.

Accounting period

The Company has adopted an annual accounting period of January through December.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
 For the Three and Six Months Ended June 30, 2013 and 2012

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
 For the Three Six Months Ended June 30, 2013 and 2012

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
 For the Three and Six Months Ended June 30, 2013 and 2012

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets such as oil and gas properties and equipment used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges during the three and six months ended June 30, 2013 and 2012.

Impairment of unproved oil and gas properties are determined by FASB ASC Topic 932, “Extractive Activities—Oil and Gas.”

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at June 30, 2013 and December 31, 2012.

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
 For the Three and Six Months Ended June 30, 2013 and 2012

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
 For the Three and Six Months Ended June 30, 2013 and 2012

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
 For the Three and Six Months Ended June 30, 2013 and 2012
Note 3—Summary of significant accounting principles (continued)

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment

Stock-Based Compensation (continued)

transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  For the three month periods ended June 30, 2013 and 2012, the Company recorded compensation expense of $118,022 and $81,685, respectively.

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
 For the Three and Six Months Ended June 30, 2013 and 2012

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.  At June 30, 2013 and 2012, the Company had no investments classified as securities owned on the balance sheet.

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
 For the Three and Six Months Ended June 30, 2013 and 2012

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

For the three and six months ended June 30, 2013 and 2012, revenues from four customers accounted for 100% of oil and gas production revenues.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
 For the Three and Six Months Ended June 30, 2013 and 2012

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

On October 13, 2011, the Company entered into an agreement (“Agreement) to acquire property and property and mineral rights, in exchange for $50,000. The Agreement provided for a $500 down payment, with the balance of $49,500 to be paid in 120 payments of approximately $575, which includes interest at 7% per annum.

Maturities for these two notes payable are as follows at December 31:

2013	$1,911
2014	4,100
2015	4,400
2016	4,700
2017	5,000
Thereafter	23,340

$43,451

Note 6—Notes Payable - Shareholders

During the year ended December 31, 2011, the Company borrowed a total of $15,000 from related party shareholders, repaying $11,000 during the year, leaving a balance due of $4,000. These borrowings are non-interest bearing and due on demand.

Note 7—Common Stock

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001. At June 30, 2013 and 2012, 8,778,005 and 6,644,200 shares were issued and outstanding, respectively.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three and six Months Ended June 30, 2013 and 2012

Note 8—Preferred Stock

The Company is authorized to issue 10,000,000 of preferred stock with a par value of $0.001. At June 30, 2013 and 2012, no shares were issued or outstanding.

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

On April 15, 2013, the Company issued 618,722 shares of its $0.001 par value common stock in payment of vendor invoices.  We valued these shares at $0.09 per share. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On April 19, 2013, the Company issued 250,000 shares of its $0.001 par value common stock in exchange for professional services.  We valued these shares at $0.09 per share.  The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On April 19, 2013, the Company issued 1,265,083 shares of its $0.001 par value common stock in payment of unpaid wages due to two of its officers.  The shares were valued at $0.06 per share. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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
For the Three and six Months Ended June 30, 2013 and 2012

Note 10—Related Party (continued)

On December 15, 2012, the Company issued a total of 410,400 shares of its $0.001 par value common stock for the purchase of support equipment from three related party companies. A total of 136,800 shares were issued to each of the following related parties: Sovereign One, Inc., Logos Resources, Inc. and McCrome International, Inc.  We valued these shares at $0.25 per share.

On April 15, 2013, the Company issued a total of 618,722 shares of its $0.001 par value common stock to ADID Corporation in payment of invoices totaling $55,865.

On April 19, 2013, the Company issued 1,265,083 shares of its $0.001 par value common stock in payment of unpaid wages of $75,905 due to two of its officers. Mark Holbrook, President/Chief Executive Officer, received 1,216,250 shares and Cora Holbrook, Secretary/Treasurer, received 48,833 shares. The shares were valued at $0.06 per share.

The Company is related to several other entities by virtue of common ownership and control.

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

Corporate History

Corporate Overview.
We were incorporated on July 6, 2009, in the state of Wyoming as American Resource Management, Inc. We changed our domicile to the State of Florida on March 17, 2011 and simultaneously changed our name to Puissant Industries, Inc..  Our principal offices are located at 520 Whitley Street, London Kentucky and our telephone number is (606) 864-3161

Business Description.
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

Beginning in the fourth quarter of 2011, we commenced recompletion of old wells by connecting the wells to our existing pipeline. During this period, we located the first purchaser of the natural gas from the recompleted wells, Seminole Energy Services.

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

Results of operations

Three-month period ended June 30, 2013 compared to the three-month period ended June 30, 2012

For the three months ended June 30, 2013, we generated total revenues of $122,289, consisting of $111,622 in oil and gas production revenues and $10,667 in royalty income.  For the three-ended June 30, 2012, we generated total revenues of $128,480 consisting entirely of oil and gas production revenues.  The $6,191 decrease in our total revenues for the three months ended June 30, 2013 compared to the June 30, 2012 quarter is primarily attributable to the $16,858 decrease in oil and gas production revenues during the June 30, 2013 quarter offset by $10,667 of royalty related revenues during the quarter ended June 30, 2013.   For the three month period ended June 30, 2013 and June 30, 2012, we incurred total costs and expenses of $155,161 and $166,835, respectively.  The $11,674 decrease in our operating expenses during the June 30, 2013 quarter compared to the June 30, 2012 quarter is primarily attributable to: (a) $59,913 decrease in lease operating expenses during the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012 offset by a $29,764 increase in our administrative expenses and $18,475 of depreciation and depletion expense during the quarter ended quarter June 30, 2013 quarter with $0 of depreciation an depletion expense during the quarter ended June 30, 2012.

Six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012

For the six months ended June 30, 2013, we generated total revenues of $233,236, consisting of $213,007 in oil and gas production revenues and $20,229 in royalty income. We reported $245,320 of total revenues for the six-months ended June 30, 2012 , consisting entirely of royalty income.   The $12,804 decrease in our revenues for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is primarily attributable to the $225,091 decrease in our royalty revenues during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 period offset by $213,007 of oil and gas production revenues during the six months ended June 30, 2013 with no such revenues during the six months ended June 30, 2012 period.  For the six month period ended June 30, 2013 and June 30, 2012, we incurred operating expenses of $353,758 and $337,543, respectively, representing increased expenses of $16,215.  This increase is primarily attributable to a $124,731 increase in administrative expenses offset by a $134,273 decrease in lease operating expenses and $25,757 of depreciation and depletion expenses during the six months ended June 30, 2013 compared to no such expenses during the six months ended June 30, 2012.

Liquidity

At June 30, 2013, we had total current assets of $280,272 consisting of $22,541 in cash, $43,253 in accounts receivable and $214,478 in prepaid expenses for professional services. Total current liabilities at June 30, 2013 were $31,915, consisting of accounts and accrued expenses payable of $23,934, notes payable - current portion of $3,981 and due to related parties of $4,000. At June 30, 2013, we had positive working capital of $248,357.

Our material sources and uses of cash for the six months ended  June 30, 2013 and 2012 are as follows:

	2013	2012
Cash (used in) operating activities	$149,021	$(9,038)
Proceeds from related party loans, net	$0	$20,000
Payments on notes payable	$(1,889)	$6,310
Pr
Increase (decrease) in cash	$1,916	$(2,728)

Our net loss of $34,690 for the three months ended June 30, 2013 represents a decreased net loss of $4,375 compared to the three months ended June 30, 2012.  Our net loss of $126,730 for the six months ended June 30, 2013 represents an increased net loss of $32,265 compared to the six months ended June 30, 2012.  The primary component of our negative operating cash flow for the three months ended June 30, 2013 were our administrative expenses of $290,974, which amount primarily consisted of matters pertaining to the exploitation of our existing properties and continued concentration of our planning efforts in the Appalachian Basin Devonian Shale area.

TRENDS AND UNCERTAINTIES

Our operations are subject to certain trends and uncertainties:
•	Supply and demand factors in the oil and gas industry;
•	Actions by United States policy makers in the oil and gas industry, particularly those that impact upon supply, demand and price;
•	Whether we are able to obtain adequate financing to expand our operations;
•	Fluctuating changes in the market price of oil and natural gas; and
•
Weather, imports, marketing of competitive fuels, proximity and capacity of oil and natural gas pipelines and other transportation facilities, any oversupply or undersupply of oil, natural gas and liquid products, the regulatory environment, the economic environment and, other regional and political events, none of which can be predicted with certainty;

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

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities

On April 15, 2013, we  issued 618,722 shares of our common stock in payment of vendor invoices.  We valued these shares at $0.09 per share.

On April 19, 2013, we issued 250,000 shares of our common stock in exchange for professional services.  We valued these shares at $0.09 per share.

On April 19, 2013, we issued 1,265,083 shares of our common stock in payment of unpaid wages due to two of its officers.  The shares were valued at $0.09 per share.

All of the foregoing issuances were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, which exempts from registration "transactions by an issuer not involving any public offering."

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

Puissant Industries Inc.

Dated: August 12, 2013	By:	/s/ Mark Holbrook
	Name	Mark Holbrook
	Title:	Chief Executive Officer