Form 10-Q
period 2013-09-30
Puissant Industries, Inc.
filed 2013-11-18
CIK 1511618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, there were 9,449,201 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Statements of Financial Condition at September 30, 2013 (unaudited) and December 31, 2012	3

	Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012 (unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Equity (Balance at December 31, 2010, December 31, 2011, December 31, 2012 and September 30, 2013) (unaudited)	5

	Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012 (unaudited)	6

	Notes to consolidated financial statements	7

Item 1A.	Risk Factors	19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Signatures		27

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Puissant Industries, Inc.
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets
Cash	$57,092	$20,625
Accounts receivable	48,000	48,183
Prepaid expenses	182,252	310,000
Total current assets	287,344	378,808

Properties and equipment at cost, based on successful
efforts method:
Producing oil and natural gas properties	494,407	343,875
Non-producing oil and natural gas properties	103,043	56,521
	597,450	400,396
Less: accumulated depreciation and depletion	77,310	30,908
	520,140	369,488
Net properties and equipment
Total assets	$807,484	$748,296

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts and accrued expenses payable	$28,492	$30,778
Notes payable, current portion	4,051	3,845
Due related parties	4,000	4,000
Total current liabilities	36,543	38,623

Long-term debt	-	-
Bonds payable - related parties	28,000	28,000
Notes payable, less current portion	38,431	41,495
Total liabilities	102,974	108,118

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 authorized,
none outstanding at September 30, 2013	-	-
Common stock, $0.001 par value; 90,000,000 shares
authorized, 9,228,005 and 6,644,200 issued and outstanding at
September 30, 2013 and December 31, 2012, respectively	9,228	6,644
Paid-in capital	1,126,783	885,097
Accumulated deficit	(431,501)	(251,563)
Total stockholders' equity	704,510	640,178

Total liabilities and stockholders' equity	$807,484	$748,296

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September		September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Oil and gas production	$113,628	$-	$326,635	$-
Royalty income	11,098	113,032	31,327	358,352
	124,726	113,032	357,962	358,352

Costs and Expenses
Lease operating expenses	23,738	94,825	60,765	266,125
Administrative expenses	131,743	82,778	422,717	249,021
Depreciation and depletion	20,645	-	46,402	-
Total costs and expenses	176,126	177,603	529,884	515,146

Net loss loss from operations	(51,400)	(64,571)	(171,922)	(156,794)

Other income (expense)
Interest expense	(1,808)	(963)	(8,016)	(3,205)
Total other expenses	(1,808)	(963)	(8,016)	(3,205)

Income (loss) before income taxes	(53,208)	(65,534)	(179,938)	(159,999)

Provision for income taxes	-	-	-	-

Net income (loss)	$(53,208)	$(65,534)	$(179,938)	$(159,999)

Net loss per weighted share, basic and fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding, basic and fully diluted	8,985,148	6,041,800	8,009,159	5,994,181

Puissant Industries, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

					Additional	Common
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, December 31, 2010	-	-	50,000	$50	$3,191	$-	$(245,119)	$(241,878)

Shares issued in connection
with conversion of notes payable			128,000	128	63,872			64,000

Shares issued in exchange
for land leases			5,200,000	5,200	(5,200)			-

Share issued in exchange for
professional services			320,000	320	159,680			160,000

Shares issued for services rendered			80,000	80	39,920			40,000

Sale of common stock for cash			3,800	4	1,896			1,900

Shares issued in exchange for
professional services			160,000	160	319,840			320,000

Net income (loss)							37,659	37,659

Balance, December 31, 2011	-	-	5,941,800	5,942	583,199	-	(207,460)	381,681

Shares issued in exchange for
professional services			100,000	100	199,900			200,000

Shares issued in connection
with purchase of support equipment			410,400	410	102,190			102,600

Shares issued in exchange for			192,000	192	(192)			-
warrants

Net income (loss)							(44,103)	(44,103)

Balance, December 31, 2012	-	-	6,644,200	6,644	885,097	-	(251,563)	640,178

Shares issued in payment of
vendor invoices			618,722	619	55,246			55,865

Sale of common stock for cash			250,000	250	49,750			50,000

Shares issued in exchange for
professional services			200,000	200	39,800			40,000

Shares issued in exchange for
professional services			250,000	250	22,250			22,500

Shares issued in payment of
unpaid wages			1,265,083	1,265	74,640			75,905

Net income (loss)							(179,938)	(179,938)

Balance, September 30, 2013	-	-	9,228,005	$9,228	$1,126,783	$-	$(431,501)	$704,510

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operations
Net income (loss)	$(179,938)	$(159,999)

Adjustments to reconcile income (loss) to cash provided by
(used in) operating activities:
Stock-based compensation	190,249	153,334
Depreciation and depletion	46,402	-

Changes in operating assets and liabilities:
Accounts receivable	183	(1,347)
Prepaid expenses	62,500	-
Accounts and accrued expenses payable	(2,286)

Net cash provided by (used in) operating activities	117,110	(8,012)

Cash flows from investing activities
Additions to oil and gas properties	(128,078)	-

Net cash used by financing activities	(128,078)	-

Cash flows from investing activities
Payment on notes payable	(2,858)	(18,304)
Procceds from sale of common stock	50,000	-
Proceeds from related party loans, net	-	20,000

Net cash provided by (used in) investing activities	47,142	1,696

Net increase (decrease) in cash	36,174	(6,316)
Cash, beginning of period	20,625	26,160

Cash, end of period	$56,799	$19,844

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$1,818	$2,242

Non-Cash investing and financing transactions:
Issuance of 618,722 shares of common stock in payment of vendor invoices.	$55,865	$-
Issuance of 250,000 shares of common stock in exchange for professional services.	$22,500	$-
Issuance of 1,265,083 shares of common stock for unpaid wages.	$75,905	$-
Issuance of 200,000 shares of common stock in exchange for professional services.	$40,000	$-

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012

Note 1—Basis of Presentation

We are providing herein the consolidated interim statements of financial condition of Puissant Industries, Inc. and its subsidiary (collectively the "Company") as of September 30, 2013, and the related consolidated interim statements of operations and cash flows for the three and nine months ended September 30, 2013 and 2012, and the consolidated interim statements of changes in stockholders equity for the nine months ended September  30, 2013 and the year ended December 31, 2012. The consolidated interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the Company's financial statements and related notes for the year ended December 31, 2012, which are included in  the Company's Form 10-K, as filed with the SEC on April 15, 2013.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of results for the interim periods.  Prior interim period data has been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported results of operations. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2013.

Note 2—Nature of Operations

Organization

Puissant Industries, Inc. (the “Company”) was organized as a Wyoming corporation on July 6, 2009. As of December 31, 2010, the Company was located in Columbia, Kentucky, in Adair County.

The Company is an oil and natural gas exploration, production and development company geographically focused on the onshore United States. The Company currently has 39 wells assigned to it with over 4,735 acres available for drilling and exploration. The Company redomiciled to the state of Florida and changed its name from American Resource Management, Inc. to Puissant Industries, Inc. on March 17, 2011.

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
For the Three and Nine Months Ended September 30, 2013 and 2012

Note 3—Summary of significant accounting principles

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates particularly significant to the financial statements include the following:

.	Estimates of our reserves of oil, natural gas and natural gas liquids ("NGL");
.	Future cash flows from oil and gas properties;
.	Depreciation, depletion and amortization expense;
.	Asset retirement obligations;
.	Fair values of derivative instruments;
.	Fair values of assets acquired and liabilities assumed from business combinations; and
.	Natural gas imbalances.

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
For the Three and Nine Months Ended September 30, 2013 and 2012

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

The Company provides for depreciation and amortization over the following estimated useful lives:

Furniture and fixtures	5-7	years
Building	39	years
Land improvements	10	years
Machinery and equipment	5-7	years
Computer equipment	3	years
Office equipment	7	years
Trucks and trailers	5	years

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
For the Three and Nine Months Ended September 30, 2013 and 2012

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets such as oil and gas properties and equipment used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There was no impairment charges during the three and nine months ended September 30, 2013 and 2012.

Impairment of unproved oil and gas properties are determined by FASB ASC Topic 932, “Extractive Activities—Oil and Gas.”

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at September 30, 2013 and December 31, 2012.

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
For the Three and Nine Months Ended September, 2013 and 2012

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
For the Three and Nine  Months Ended September 30, 2013 and 2012

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

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  For the nine month periods ended September 30, 2013 and 2012, the Company recorded compensation expense of $-0- and $-0-, respectively.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012

Note 3—Summary of significant accounting principles (continued)

Stock-Based Compensation (continued)

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete. Expenses related to nonemployee awards are generally recognized in the same period and in the same period as the Company incurs the related liability for goods and services received. The Company recorded stock compensation of approximately $190,249 and $153,334 during the nine months ended September 30, 2013 and 2012, respectively, related to professional services.

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
 For the Three and Nine Months Ended September 30, 2013 and 2012

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.  At September 30, 2013 and 2012, the Company had no investments classified as securities owned on the balance sheet.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
 For the Three and Nine Months Ended September 30, 2013 and 2012

Note 3—Summary of significant accounting principles (continued)

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

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
 For the Three and Nine Months Ended September 30, 2013 and 2012

Note 3—Summary of significant accounting principles (continued)

Concentration of Credit Risk (continued)

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

For the three and nine months ended September 30, 2013 and 2012, revenues from four customers accounted for 100% of oil and gas production revenues.

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

Maturities for the note payable is as follows at December 31:
2013	$942
2014	4,100
2015	4,400
2016	4,700
2017	5,000
Thereafter	23,340
$42,482

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012

Note 6—Notes Payable - Shareholders

During the year ended December 31, 2011, the Company borrowed a total of $15,000 from related party shareholders, repaying $11,000 during the year, leaving a balance due of $4,000. These borrowings are non-interest bearing and due on demand.

Note 7—Common Stock

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001. At September 30, 2013 and 2012, 9,228,005 and 6,041,800 shares were issued and outstanding, respectively.

Note 8—Preferred Stock

The Company is authorized to issue 10,000,000 of preferred stock with a par value of $0.001. At September 30, 2013 and 2012, no shares were issued or outstanding.

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
For the Three and Nine Months Ended September 30, 2013 and 2012

Note 9—Equity (continued)

On April 19, 2013, the Company issued 1,265,083 shares of its $0.001 par value common stock in payment of unpaid wages due to two of its officers.  The shares were valued at $0.06 per share. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On August 16, 2013, The Company issued 250,000 shares of its $0.001 par value common stock for a cash payment of $50,000.  These shares were valued at $0.20 per share.  The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On August 23, 2013, the Company issued 200,000 shares of its $0.001 par value common stock in exchange for professional services. These shares were valued at $0.20 per share.  The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

On April 19, 2013, the Company issued 1,265,083 shares of its $0.001 par value common stock in payment of unpaid wages of $75,905 due to two of its officers. Mark Holbrook, president and CEO, received 1,216,250 shares and Cora Holbrook, secretary and treasurer, received 48,833 shares. The shares were valued at $0.06 per share.

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

Results of operations

Three-month period ended September 30, 2013 compared to the three-month period ended September 30, 2012

For the three months ended September 30, 2013, we generated total revenues of $124,726, consisting of $113,628 in oil and gas production revenues and $11,098 in royalty income. For the three-ended September 30, 2012, we generated total revenues of $113,032 consisting entirely of royalty income. The $11,694 increase in our total revenues for the three months ended September 30, 2013 compared to the September 30, 2012 quarter is primarily attributable to the $11,098 of royalty income for the three months ended September 30, 2013 given that the oil and gas production for the three months ended September 30, 2013 and royal income of $113,032 for the three months ended September 30, 2012, were approximately the same. For the three month period ended September 30, 2013 and September 30, 2012, we incurred total costs and expenses of $176,126 and $177,603 respectively. The total costs and expenses for these 2013 and 2012 periods only represents a $1,477 decrease in our operating expenses during the September 30, 2013 quarter compared to the September 30, 2012 quarter; however, there are material differences in the comparisons of type costs and expenses between the 2013 quarter and 2012 quarter, as follows: (a) a $71,087 decrease in lease operating expenses; (b) a $48,965 increase in administrative expenses; and (c) a $20,645 increase in depreciation and depletion with $0 of depreciation and depletion expense during the quarter ended September 30, 2012.

Nine-month period ended September 30, 2013 compared to the nine-month period ended September 30, 2012

For the nine months ended September 30, 2013, we generated total revenues of $357,962, consisting of $325,635 in oil and gas production revenues and $31,327 in royalty income. We reported $358,352 of total revenues for the nine-months ended September 30, 2012, consisting entirely of royalty income, whereas in the 2013 period revenues were primarily attributable to $325,635 of oil and gas production revenues. There is an immaterial decrease in total revenues of $390 between total revenues from the 2013 period to the 2012 period. For the nine month period ended September 30, 2013 and September 30, 2012, we incurred operating expenses of $529,884 and $357,962, respectively, representing increased expenses of $171,922. This increase is primarily attributable to a $337,630 increase in administrative expenses offset by a $205,360 decrease in lease operating expenses.

Liquidity

At September 30, 2013, we had total current assets of $287,344 consisting of $57,092 in cash, $48,000 in accounts receivable and $182,252 in prepaid expenses for professional services. Total current liabilities at September 30, 2013 were $36,543, consisting of accounts and accrued expenses payable of $28,492, notes payable - current portion of $4,051 and due to related parties of $4,000. At September 30, 2013, we had positive working capital of $250,801.

Our material sources and uses of cash for the nine months ended September 30, 2013 and 2012 are as follows:

	2013	2012
Net cash (used in) operating activities	$117,110	$8,012
Proceeds from related party loans, net	$0	$20,000
Payments on notes payable	$2,858	$18,304
Pr
Increase (decrease) in cash	$36,174	$(6,316)

Our net loss of $179,938 for the nine months ended September 30, 2013 compared to a net loss of $159,999 for the nine months ended September 30, 2012 represents an increased net loss of $19,939 compared to the nine months ended September 30, 2012.  The primary component of our negative operating cash flow for the nine months ended September 30, 2013 were our administrative expenses of $422,717, which amount primarily consisted of matters pertaining to the exploitation of our existing properties and continued concentration of our planning efforts in the Appalachian Basin Devonian Shale area.

TRENDS AND UNCERTAINTIES

Our operations are subject to certain trends and uncertainties:

☐	Supply and demand factors in the oil and gas industry;

☐	Actions by United States policy makers in the oil and gas industry, particularly those that impact upon supply, demand and price;

☐	Whether we are able to obtain adequate financing to expand our operations;

☐	Fluctuating changes in the market price of oil and natural gas; and

☐
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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities

On August 15, 2012, we issued 192,000 shares of our $0.001 par value common stock pursuant to warrants exercised by shareholders.

On August 16, 2013, we issued 250,000 shares of our $0.001 par value common stock for a cash payment of $50,000.  These shares were valued at $0.20 per share.

On August 23, 2013, we issued 200,000 shares of our $0.001 par value common stock in exchange for professional services. These shares were valued at $0.20 per share.

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

Puissant Industries Inc.

Dated: November 18, 2013	By:	/s/ Mark Holbrook
	Name	Mark Holbrook
	Title:	Chief Executive Officer