Form 10-K/A
period 2011-12-31
Puissant Industries, Inc.
filed 2014-01-29
CIK 1511618

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold: $2.00.

The number of shares of the Registrant’s common stock issued and outstanding as of April 13, 2012 was 5,938,000 shares.

EXPLANTORY NOTE

This amendment to the Registrant’s Form 10-K for the period ending December 31, 2011 is being filed to correct an error in the Form 10-K for the same period that was filed on April 16, 2012, which mistakenly stated that the Registrant was a shell company.  This amendment corrects this error to reflect that the Registrant was not a shell company.

Documents Incorporated by Reference

The Exhibits incorporated by reference to this Form 10-K are denoted in our Exhibit table.

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

Puissant Industries Inc.

Date: January 29, 2014	By:	/s/ Mark Holbrook
Mark Holbrook,
Chief Executive Officer

Puissant Industries Inc.

Date: January 29, 2014	By:	/s/ Cora Holbrook
Cora Holbrook
Chief Financial Officer/Secretary/Treasurer/Director

Puissant Industries Inc.

Date: January 29, 2014	By:	/s/ Marshall Holbrook
Marshall Holbrook,
Vice President/Director