Form 10-K/A
period 2012-12-31
Puissant Industries, Inc.
filed 2014-01-29
CIK 1511618

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

EXPLANTORY NOTE

This amendment to the Registrant’s Form 10-K for the period ending December 31, 2012 is being filed to correct an error in the Form 10-K for the same period that was filed on April 15, 2013, which mistakenly stated that the Registrant was a shell company.  This amendment corrects this error to reflect that the Registrant was not a shell company.

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