Form 10-K
period 2013-12-31
Puissant Industries, Inc.
filed 2014-04-14
CIK 1511618

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2013

Commission file number: 000-54719

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold: $290,950.

The number of shares of the Registrant’s common stock issued and outstanding as of March 26, 2014 was 10,334,205 shares.

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

PART I

Item 1. Business

GENERAL

Corporate Overview.

On July 6, 2009, we incorporated in Wyoming as American Resource Management, Inc. On March 17, 2011, we changed our domicile to the State of Florida and simultaneously changed our name to Puissant Industries, Inc. Our principal offices are located at 520 Whitley Street, P.O. Box 1263, London, Kentucky 40741. Our telephone number is 606-864-3161. Our website is located at psss.co. No information from our website is incorporated in this Form 10-K.

Business Description.

We are engaged in oil and gas exploration and development activities in fractured shale formations located in Eastern Kentucky.

To date, our operations have consisted of the following:

i.	our acquisition of a 100% working interest and approximately 85% net revenue interest in 39 shut-in wells, with and estimated 28 miles of natural gas pipeline;

ii.	commenced recompletion of old wells and connecting wells to our existing pipeline;

iii.	located Seminole Energy Services to purchase our natural gas obtained recompleting 26 existing wells;

iv.	our acquisition of the surface mineral and property rights to 100 acres and subsurface rights to 175 acres in Clay County Kentucky.

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

Research and Development

Since our inception, we have spent no funds on research on development.

Employees

We currently have three full-time employees who are our officers and directors and who are a family relationship to one another, as follows: (a) Mark Holbrook, our Chief Executive Officer/Director; (B) Cora Holbrook, our Chief Financial Officer/Director; and (c) Marshall Holbrook, our Vice President/Director. We intend to retain the services of consultants on a contract basis to assist on our mineral claims and to assist with preparation of financial statements and reserve reports.

Legal Proceedings

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Proprietary Rights

We do not have any proprietary rights.

Competitive Business Conditions

The oil and natural gas industry is highly competitive, particularly in the search for new oil and natural gas reserves. Many factors affect our competitive position and the market for its products that are beyond its control. Some of these factors include the quantity and price of foreign oil imports, changes in prices received for its oil and natural gas production, business and consumer demand for refined oil products and natural gas, and the effects of federal and state regulation of the exploration for, production of and sales of oil and natural gas. Changes in existing economic conditions, political developments, weather patterns and actions taken by OPEC and other oil-producing countries have a dramatic influence on the price we receive for our oil and gas production.

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

We will sell our gas to Seminole and while we are responsible for delivery to the delivery point, Seminole is responsible for gas after our delivery point. We have approximately 28 miles of gathering line to connect our wells to Seminole’s gathering and treatment facility. 28 of our wells are now connected to this system.

Seminole will pay us spot price for the gas that it purchases from us. Seminole and we have agreed to net any payments due us under the contract on the 25th day of the month following the month of delivery.

Either party upon 30 days notice may terminate the agreement.

October 16, 2013 Agreement with Carter, Terry & Company

On October 16, 2013, we completed an agreement with Carter, Terry & Company (“Carter Terry”) to act as our financial advisor, investment bank an placement agent and to secure financing up to $10 million. We paid Cater, Terry & Company 30,000 restricted common stock shares in connection with the execution of the agreement. The agreement provides for various levels of cash compensation fees in the event that Carter Terry secures a financing for us and warrant consideration for warrants to purchase that number of shares of our commons tock equal to 6% love the value of any financing transaction at a warrant exercise price of $1.25 for a period of 2 years.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in our Form 10-K.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Executive Offices

Our executive offices, which are composed of 1500 square feet, are currently located at 520 Whitley Street, London, Kentucky 40741 and our telephone number is 606-864-3161. We pay monthly rent of $ 850.00 for this location. Our lease automatically renews, however, we have the option not to renew the lease.

Our Oil and Gas Properties

Our oil and gas interests are for properties are located in Laurel, Clay and Whitley Counties in Kentucky. We hold a 100% working interest and approximately 85% Net Revenue interest in 4685 total acres, 440 Acres Developed and 2740 undeveloped acres in Clay and Laurel Counties and 1505 Total acres leased, 455 Acres Developed and 1050 undeveloped in Whitley County.

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

Acreage and Wells Summary.

The following table sets forth our acreage, which consists of only developed and undeveloped oil and natural gas leases:

		Undeveloped Acreage(1)(2)(5)		Developed Acreage(2)
Property	No of Wells	Gross(3)	Net(4)	Gross(3)	Net(4)	Total

Clay and Laurel County-Total	21

Shut In	6

Non-Shut In	15	2,740	2,740	440	440	3,180

Racoon Mountain Field

Whitley County-Total	18

Shut In	5

Non-Shut In	13	1,050	1,050	455	455	1,505

Wofford Field

Woodbine Field

Rockholds Field

TOTAL(5)	39	3,790	3,790	895	895	4,685
_________________
(1)	Developed acres are acres spaced to productive wells.
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

Effective August 1, 2011, we hold the below ground mineral and property rights to 175 acres in the Raccoon Mountain Field in Clay County Kentucky.

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

Report by Independent Engineering Firm

An independent petroleum-engineering firm provided the following information with respect to the proved reserves attributable to our Properties as of December 31, 2013.

			Proved Developed Producing	Proved Undeveloped	Total Proved
Net Reserves
Natural Gas	-MMcf		3,523,315	12,426,644	15,949,959
Oil / Condendsate	-Mbbl		39,317	157,264	197,026
Natural Gas Liquids	- Mbbl		0	326,862	326,862
Income Data
Future Gross Revenue	$	-M	14,440.382	63,935.218	78,375.600
Deductions	$	-M	3,032.083	13,384.852	16,416.935
Future Net Income
Undiscounted	$	-M	11,408.299	50,550.366	61,958.665
Discounted @10% (Net Present Value)	$	-M	5,975.694	23,251.996	29,227.690

The foregoing estimated proved reserve data was prepared using unweighted average first-day-of-the-month prices for the year ended December 31, 2013. The Securities and Exchange Commission (SEC) pricing guidelines were used to set the oil and gas prices. An oil price of $96.94 per barrel (Bbl), a natural gas liquids price of $36.68 per barrel (Bbl) and gas price of $3.671 per million British Thermal Unit (MMbtu) were used in this study. The prices were adjusted for energy content, price differentials, and other expenses as needed.

Our proved natural gas reserves were 15.949 billion cubic feet (Bcf), or 2.6583 million barrels of oil equivalent (BOE) (1Bbl = 6 Mcf basis). The proved oil reserves were .197 million barrels. The proved natural gas liquids (NGL) reserves were .327 million barrels, for a total of 3.182 million barrels of oil equivalent (BOE). The Net Present Value, discounted at 10%, of the estimated future net cash flow before income taxes (PV-10) of our total proved reserves at December 31, 2013 was $29.227 million.

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

Common Stock.

We are authorized to issue 90,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock. As of March 26, 2014, there were 10,334,205 shares of our common stock issued and outstanding held by 53 holders of record.

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

Item 4. Mine Safety Disclosure

Inapplicable. We do not operate any mines and are not subject to Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are quoted on the OTC Markets inter-dealer quotation system under the symbol, PSSS. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will be unable to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. Our common stock became quoted on the OTCBB on our about May 15, 2012.

Fiscal Year Ending December 31, 2013
Quarter Ended	High $	Low $
December 31, 2013	$0.36	$0.20
September 30, 2013	$0.40	$0.22
June 30 2013	$0.35	$0.09
March 31, 2013	$0.20	$0.09

Fiscal Year Ending December 31, 2012
Quarter Ended	High $	Low $
December 31, 2012	$0.02	$0.02
September 30, 2012	$0.17	$0.17
June 30, 2012	$0.25	$0.25
March 31, 2012	N/A	N/A

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

Sales of our common stock under Rule 144

As of March 26, 2014, 1,005,000 shares of our common shares are currently eligible for resale under Rule 144. In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least six months and persons who are affiliates must file a Form 144 with the SEC prior to sale, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. If substantial amounts of our common stock become available for resale under Rule 144, prevailing market prices of our common stock will be reduced.

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

We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder, as amended (“the Act”) in connection with the offer and sale of the notes and the common shares issued in conversion of the notes. We believe these exemptions were available because:

▪	our officers and director had a pre-existing relationship with each person;
▪	the certificates were marked with a restrictive legend setting forth the restrictions on transferability; and
▪	each investor or their representative was an accredited investor.

Sale of Unregistered Securities

On May 10, 2012, we issued 100,000 restricted common stock shares to a professional service organization in exchange for professional services. We valued these shares at $2.00 per share. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On August 15, 2012, we issued 192,000 restricted common stock shares in exchange for warrants held by shareholders. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On December 15, 2012, we issued a total of 410,400 restricted common stock shares for the purchase of support equipment from three related party companies (136,800 issued to each company). We valued these shares at $0.25 per share. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On April 15, 2013, we issued 618,722 restricted common stock shares in payment of vendor invoices. We valued these shares at $0.09 per share. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On April 19, 2013, we issued 250,000 restricted common stock shares in exchange for professional services. We valued these shares at $0.09 per share. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On April 19, 2013, we issued 1,265,083 restricted common stock shares in payment of unpaid wages due to two of its officers. The shares were valued at $0.06 per share. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On August 16, 2013, we issued 250,000 restricted common stock shares for a cash payment of $50,000. These shares were valued at $0.20 per share. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On August 23, 2013, we issued 200,000 restricted common stock shares in exchange for professional services. These shares were valued at $0.20 per share. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

Item 6. Selected Financial Data

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

As of December 31, 2013 we recompleted 28 wells. We have increased the NPV@10 from $18.084 to $29.227 million from FY 2012 to FY 2013, representing a 61.6% increase. We increased the BOE from 2.473 to 3.182 million bbls from FY 2012 to FY 2013, representing a 28.7% increase. Our revenue increased from $439,991 to $472,555 from FY 2012 to FY 2013, representing a 6.8% increase. We spent $255,007 for additional oil and gas properties.

Results of operations

Year Ended December 31, 2013 compared to the year ended December 31, 2012

For the year ended December 31, 2013, we generated $472,555 in total revenues consisting of $440,796 in oil and gas production and $31,759 in royalty income. For the year ended December 31, 2012, we generated $439,991 in total revenues, $416.412 that was derived from oil and gas production and $23.579 from royalty revenue. Our revenues increased by $32,564 or 6.8% from 2013 to 2012, representing an increase specifically of $24,384 in oil and gas production and an increase of $8,180 in royalty revenues. For the year ended December 31, 2013 and 2012, we incurred operating expenses of $674,074 and $480,131 respectively, an increase of $193,943 or an increase of 28.7%. This increase in operating expenses is primarily attributable to an increase of $189,722 in our administrative expenses from 2012 to 2013.

For the year ended December 31, 2013, we reported a net loss of $211,338 and for the year ended December 31, 2012, we reported a net loss of $44,103. Our increases in net losses during FY 2013 compared to our net losses in FY 2012 are primarily attributable to the increase in our administrative expenses of $193,943 to expand our capability for accelerated oil and gas development.

Liquidity

At December 31, 2013, we had total current assets of $181,699, consisting of $34,471 in cash, $50,800 in accounts receivable, and $96,428 in prepaid expenses for professional services to be rendered in 2013. Total current liabilities at December 31, 2013 were $39,552 consisting of $31,429 of accounts and accrued expenses payable, $4,123 of notes payable (current portion) and $4,000 due to related parties. At December 31, 2013, we had positive working capital of $142,147.

Results of operations

Liquidity

Our material sources and uses of cash for the year ended December 31, 2013 and 2012 are as follows:

	2013	2012

Cash (used in) operating activities	$(222,852)	$(209,842)
Property acquisition - down payment	$-	$-
Proceeds from sale of common stock	$50,000	$-
Proceeds from issuance of bonds payable – related parties	$-	$28,000
Proceeds from related party loans, net	$-	$-
Payments on notes payable	$-	$(23,702)
Proceeds on mortgage payable	$-	$-
Proceeds from issuance of convertible promissory notes	$(3,999)	$-
Increase in cash	$13,846	$(5.535)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

We do not have any market risk sensitive instruments that we hold or trade currently or for purposes other than trading or at the end of the fiscal year ended December 31, 2013.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.	F-1

BALANCE SHEETS AS AT DECEMBER 31, 2013 AND DECEMBER 31, 2012.	F-2

STATEMENTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 19, 2004) TO DECEMBER 31, 2013.	F-3

STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 19, 2004) TO DECEMBER 31, 2013.	F-4

STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION (OCTOBER 19, 2004) TO DECEMBER 31, 2013.	F-5

NOTES TO FINANCIAL STATEMENTS.	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of
Puissant Industries, Inc.
London, Kentucky

I have audited the accompanying consolidated balance sheets of Puissant Industries, Inc. and its subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were I engaged to perform, an audit of its internal control over financial reporting. my audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Terry L. Johnson, CPA
Casselberry, Florida
April 14, 2014

Puissant Industries, Inc.
Consolidated Statements of Financial Condition

	December 31,
	2013	2012

ASSETS
Current assets
Cash	$34,471	$20,625
Accounts receivable	50,800	48,183
Prepaid expenses	96,428	310,000
Total current assets	181,699	378,808

Properties and equipment at cost, based on successful efforts method:
Producing oil and natural gas properties	534,338	343,875
Non-producing oil and natural gas properties	121,220	56,521
	655,558	400,396
Less: accumulated depreciation and depletion	59,222	30,908
	596,336	369,488
Net properties and equipment
Total assets	$778,035	$748,296

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts and accrued expenses payable	$31,429	$30,778
Notes payable, current portion	4,123	3,845
Due related parties	4,000	4,000
Total current liabilities	39,552	38,623

Long-term debt	-	-
Bonds payable - related parties	28,000	28,000
Notes payable, less current portion	37,373	41,495
Total liabilities	104,925	108,118

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 authorized,	-	-
none outstanding at December 31, 2013
Common stock, $0.001 par value; 90,000,000 shares	9,228	6,644
authorized, 9,228,005 and 6,644,200 issued and outstanding at
December 31, 2013 and 2012, respectively
Paid-in capital	1,126,783	885,097
Accumulated deficit	(462,901)	(251,563)

Total stockholders' equity	673,110	640,178

Total liabilities and stockholders' equity	$778,035	$748,296

 The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Operations

	Year Ended
	December 31,
	2013	2012
Revenues:

Oil and gas production	$440,796	$416,412
Royalty income	31,759	23,579
	472,555	439,991
Costs and Expenses

Lease operating expenses	85,890	79,075
Administrative expenses	559,870	370,148
Depreciation and depletion	28,314	30,908
Total costs and expenses	674,074	480,131

Net loss loss from operations	(201,519)	(40,140)

Other expense
Interest expense	9,819	(3,963)
Total other expenses	9,819	(3,963)

Loss before income taxes	(211,338)	(44,103)

Provision for income taxes	-	-

Net loss	$(211,338)	$(44,103)

Net loss per weighted share, basic and fully diluted	$(0.025)	$(0.007)

Weighted average number of common shares outstanding, basic and fully diluted	8,317,219	6,096,765

The Accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012

	Year Ended
	December 31,
	2013	2012
Cash flows from operations

Net income (loss)	$(211,338)	$(44,103)

Adjustments to reconcile income (loss) to cash provided by (used in) operating activities:
Common stock issued in exchange for services	194,270	-
Depreciation and depletion	28,314	30,908

Changes in operating assets and liabilities:
Accounts receivable	(2,617)	(5,530)
Prepaid expenses	213,572	210,000
Accounts and accrued expenses payable	651	18,567
Net cash provided by (used in) operating activities	222,852	209,842

Cash flows from investing activities
Additions to oil and gas properties	(255,007)	(219,675)
Net cash used by financing activities	(255,007)	(219,675)

Cash flows from investing activities
Payment on notes payable	-	(23,702)
Payments on mortgage payable	(3,999)	-
Proceeds from sale of common stock	50,000	-
Proceeds from issuance of bonds payable-related parties	-	28,000
Net cash provided by investing activities	46,001	4,298

Net increase (decrease) in cash	13,846	(5,535)
Cash, beginning of period	20,625	26,160

Cash, end of period	$34,471	$20,625

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$3,052	$3,311
Non-cash investing and financing transactions:

Issuance of 450,000 shares of common stock in exchange for professional services	$62,500	$-

Issuance of 1,265,083 common shares for unpaid wages	$75,905	$-

Issuance of 618,722 as payment of vendor invoices	$55,865	$-

Issuance of 100,000 common shares in exchange for professional services to be rendered over a two year period	$-	$200,000

Issance of 410,400 common shares for the purchase of support equipment	0	$102,600

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Changes in Stockholders' Equity

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	-	$-	50,000	$50	$3,191	$(245,119)	$(241,878)

Shares issued in connection with conversion of notes payable			128,000	128	63,872		64,000
							-
Shares issued in exchange for land leases			5,200,000	5,200	(5,200)		-

Share issued in exchange for professional services			320,000	320	159,680		160,000

Shares issued for services rendered			80,000	80	39,920		40,000

Sale of common stock for cash			3,800	4	1,896		1,900

Shares issued in exchange for professional services			160,000	160	319,840		320,000

Net income (loss)						37,659	37,659

Balance, December 31, 2011	-	-	5,941,800	5,942	583,199	(207,460)	381,681

Shares issued in exchange for professional services			100,000	100	199,900		200,000

Shares issued in connection with purchase of support equipment			410,400	410	102,190		102,600

Shares issued in exchange for warrants			192,000	192	(192)		-

Net income (loss)						(44,103)	(44,103)

Balance, December 31, 2012	-	-	6,644,200	$6,644	$885,097	$(251,563)	$640,178

Shares issued in payment of vendor invoices			618,722	619	55,246		55,865

Sale of common stock for cash			250,000	250	49,750		50,000

Shares issued in exchange for professional services			200,000	200	39,800		40,000

Shares issued in exchange for professional services			250,000	250	22,250		22,500

Shares issued in payment of unpaid wages			1,265,083	1,265	74,640		75,905
							-
Net income (loss)						(211,338)	(211,338)

Balance, December 31, 2013	-	$-	9,228,005	$9,228	$1,126,783	$(462,901)	$673,110

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

Note 1—Basis of Presentation

Puissant Industries, Inc. (the “Company”) was organized as a Wyoming corporation on July 6, 2009. As of December 31, 2010, the Company was located in Columbia, Kentucky, in Adair County.

The Company is an oil and natural gas exploration, production and development company geographically focused on the onshore United States. The Company currently has 39 wells assigned to it with over 4,685 acres available for drilling and exploration. The Company redomiciled to the state of Florida and changed its name from American Resource Manaagement, Inc. to Puissant Industries, Inc. on March 17, 2011.

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

The Company is an oil and natural gas exploration, production and development company geographically focused on the onshore United States. The Company currently has 39 wells assigned to it with over 4,685 acres available for drilling and exploration. The Company redomiciled to the state of Florida and changed its name from American Resource Manaagement, Inc. to Puissant Industries, Inc. on March 17, 2011.

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
For the Years Ended December 31, 2013 and 2012

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

Foreign currency translation

The Company complies with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters. Monetary items are translated at the exchange rate in effect at the balance sheet date; non-monetary items are translated at historical exchange rates. Income and expense items are translated at the average exchange rate for the year. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

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
For the Years Ended December 31, 2013 and 2012

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 Property, Plant, and Equipment, the Company records impairment losses on long-lived assets such as oil and gas properties and equipment used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There was no impairment charges during the years ended December 31, 2013 and 2012.

Impairment of unproved oil and gas properties are determined by FASB ASC Topic 932, Extractive Activities—Oil and Gas.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at December 31, 2013 and 2012.

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
For the Years Ended December 31, 2013 and 2012

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

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, Accounting for Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company determines its deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2013 and 2012, the Company did not have any uncertain tax positions.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

Note 3—Summary of significant accounting principles (continued)

Income Taxes (Continued)

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2013 and 2012, the Company did not have any uncertain tax positions.

Generally, tax fillings are no longer subject to income tax examinations by major taxing authorities for years before 2010. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state, and local tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2013 and 2012, the Company has not accrued interest or penalties related to uncertain tax positions.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

Comprehensive Income

The Company complies with FASB ASC Topic 220, Comprehensive Income, which establishes rules for the reporting and display of comprehensive income (loss) and its components.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 Compensation – Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

Note 3—Summary of significant accounting principles (continued)

Stock-Based Compensation (continued)

transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. For the years ended December 31, 2013 and 2012, the Company recorded compensation expense of $-0- and $-0-, respectively.

Valuation of Investments in Securities at Fair Value—Definition and Hierarchy

FASB ASC Topic 820 Fair Value Measurements and Disclosures provides a framework for measuring fair value under generally accepted accounting principles in the United States and requires expanded disclosures regarding fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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
For the Years Ended December 31, 2013 and 2012

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At December 31, 2013 and 2012, the Company had no investments classified as securities owned on the balance sheet.

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits.

Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) which provides guidance on financial statement presentation of an un recognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exits. The update is effective for hears beginning after December 15, 2013. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05). ASU 2013-05 provides guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or a business within a foreign entity. ASU 2013-05 is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on our financial position, results of operations or cash flows.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

Note 3—Summary of significant accounting principles (continued)

Recently Adopted Accounting Pronouncements (continued)

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified out of Accumulative Other Comprehensive Income (ASU 2013-02), which replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05 and ASU 2011-12. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety. The adoption of ASU 2013-02 did not have any impact on our financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

For the years ended December 31, 2013 and 2012, revenues from four customers accounted for 100% of oil and gas production revenues.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

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

Maturities for these two notes payable are as follows at December 31:

2014	$4,122
2015	4,421
2016	4,740
2017	5,083
2018	5,450
Thereafter	17,680
$41,496

Note 6—Notes Payable - Shareholders

During the year ended December 31, 2011, the Company borrowed a total of $15,000 from related party shareholders, repaying $11,000 during the year, leaving a balance due of $4,000. These borrowings are non-interest bearing and due on demand.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

Note 7—Income Taxes

At December 31, 2013, the Company had approximately 463,000 of net operating losses (“NOL”) carry-forwards for federal and state income purposes. These losses are available for future years and expire through 2033. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

	December 31,	December 31,
	2013	2012
Deferred tax asset:

Net operating loss carryforwards	$174,000	$99,375

Deferred tax assets	$174,000	$99,375

Less: Valuation allowance	(174,000)	(99,375)

Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2013	2012

Statutory federal income tax expense	(34)%	(34)%

State and local income tax (net of federal benefits)	(4)	(4)

Valuation allowance	38	38
	-%	-%

The Company has taken a 100% valuation allowance against the deferred asset attributable to the NOL carry-forwards of $174,000 at December 31, 2013, due to the uncertainty of realizing the future tax benefits.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

Note 8—Common Stock

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001. At December 31, 2013 and 2012, 9,228,005 and 644,200 shares were issued and outstanding, respectively.

Note 9—Preferred Stock

The Company is authorized to issue 10,000,000 of preferred stock with a par value of $0.001. As of December 31, 2013 and 2012, no shares had been issued and none were outstanding.

Note 10—Equity

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
For the Years Ended December 31, 2013 and 2012

Note 10—Equity (continued)

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

Puissant Industries, Inc.
Supplemental Disclosures about Oil and Gas Producing Activities
Unaudited

Oil and Gas Reserves and Related Financial Data

Capitalized Costs Related to Oil and Gas Producing activities

The following table summarizes capitalized costs related to our oil and gas operations during the year ended December 31, 2013 and December 31, 2012:

	2013	2012

Oil and gas properties:

Unproved	$121,220	$56,521

Proved	534,338	343,875

Accumulated depreciation, depletion, and amortization	(59,222)	(30,908)

	$596,336	$369,488

Cost Incurred

The following table sets forth certain information with respect to costs incurred in connection our oil and gas producing activities during the years ended December 31, 2013 and 2012:

	2013	2012

Property acquistion costs:

Unproved	$64,699	$56,521

Development costs	190,463	265,754

	$255,162	$322,275

Puissant Industries, Inc.
Supplemental Disclosures about Oil and Gas Producing Activities
Unaudited

Results of Operations for Oil and Gas Producing Activities

The results of operations for oil and gas producing activities for the year ended December 31, 2013 and December 31, 2012 below excludes non-oil and gas revenues, general and administrative expenses, interest charges and other non-operating items.

	Ended	Ended
	December 31,	December 31,
Revenues:	2013	2012

Oil and gas production	$440,796	$416,412
Royalty income	31,759	23,579

	472,555	439,991
Cost and expenses

Lease operating expenses	85,890	79,075
Depreciation, depletion, and amortization	28,314	30,908
	114,204	109,983
Income (loss) before income taxes	358,351	330,008
Income tax (expense) benefit	(120,943)	(111,378)
Results of operations from producting activities
(excluding corporate overhead and interest costs)	$237,408	$218,630

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

Puissant Industries, Inc.
Supplemental Disclosures about Oil and Gas Producing Activities
Unaudited

For the year ended December 31, 2013 and December 31, 2012, 100% of our reserves were prepared by an independent petroleum engineering firm. The following table sets forth our net proved oil and natural gas reserves at December 31, 2013 and December 31, 2012.

	Producing			Proved Undeveloped
	Oil\		Natual	Oil\		Natual
	Condensate	NGL	Gas	Condensate	NGL	Gas
	(Bbls)	(Bbls)	(MCF)	(Bbls)	(Bbls)	(MCF)

December 31, 2012	39,317	-	3,004,348	137,606	-	11,839,560

Revision of previous estimates	1,065	-	702,756	19,658	326,862	587,084

Production	(620)	-	(183,789)	-	-

December 31, 2013	39,762	-	3,523,315	157,264	326,862	12,426,644

Standardized Measure

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for years ended December 31, 2013 and December 31, 2012 is shown below:

	2013			2012
	Proved			Proved
	Developed	Proved		Developed	Proved
	Producing	Undeveloped	Total	Producing	Undeveloped	Total
Income Data (M$)

Future cash flows	$14,440.382	$63,935.218	$78,375.600	$10,152.981	$38,494.999	$48,647.980

Future deductions	3,032.083	13,384.852	16,416.935	2,477.669	9,849.277	12,326.946

Future net cash flows	11,408.299	50,550.366	61,958.665	7,675.312	28,645.722	36,321.034

future net cash flows 10% annual discount	5,975.694	23,251.996	29,227.69	3,272.425	14,964.014	18,236.439

Standarized measure of discounted future net cash flows	$5,432.605	$27,298.370	$32,730.975	$4,402.887	$13,681.708	$18,084.595

The estimated reserve data shown above was prepared using unweighted average first-day-of-the-month prices for the year ended December 31, 2013 and December 31, 2012. The Securities and Exchange Commission (SEC) pricing guidelines were used to set the oil and gas prices. An oil price of $96.94 and $94.71 per barrel (Bbl) and a natural gas price of $3.671 and $2.752 per million British Thermal Unit (MMbtu) was used in this study for the years ended December 31, 2013 and December 31, 2012, respectively. The prices were adjusted for energy content, price differentials, and other expenses as needed.

Item 9. Changes In and Disagreements with Accountants

Accounting and Financial Disclosure

We have had no changes in or disagreements with our Accountants since our inception. No events occurred that require disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2013.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer and who is our principal financial officer, who concluded, that as of December 31, 2013, our disclosure controls and procedures are effective.

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

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are:

Name	Age	Position Held
Mark Holbrook	62	President and Director
Marshall Holbrook	34	Vice President and Director
Cora J. Holbrook	63	Chief Financial Officer, Secretary, Treasurer and Director

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

Sections 16(a) Compliance of Officers and Directors

As of the date of filing this Form 10-K for the fiscal year ending December 31, 2013, based on our review of Form 3 and 5, all of our officers and directors filed the required reports.

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

Legal Proceedings.

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

▪	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
▪	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
▪
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

▪
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

▪
Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity;

▪	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity; and/or
▪	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the years ended December 31, 2013 and December 31, 2012.

Name	Title	Year	Salary	Bonus $	Stock awards $	Option awards $	Non equity incentive plan compensation $	Non qualified deferred compensation $	All other compensation $	Total $

Mark Holbrook	President,	2013	$81,000	-	-	-	-	-	-	$81,000
		2012	$81,000							$81,000

Marshall	Vice President,	2013	$48,000							$48,000
Holbrook		2012	$48,000							$48,000

Cora J. Holbrook	Chief Financial	2013	$33,000							$33,000
	Officer, Secretary,	2012	$33,250							$30,250
	Treasurer,

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of December 31, 2013

Outstanding Equity Awards at Fiscal Year- End December 31, 2013

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Hav Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Mark Holbrook	0	0	0	0	0	0	0	0	0
Marshall Holbrook	0	0	0	0	0	0	0	0	0
Cora J. Holbrook	0	0	0	0	0	0	0	0	0

Board of Directors

Director Compensation at Fiscal Year- End December 31, 2013

Name Year	Fees Earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Mark Holbrook 2013	0	0	0	0	0	0	$0

Marshall Holbrook 2013	0	0	0	0	0	0	$0

Cora J Holbrook 2013	0	0	0	0	0	0	$0

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

•
Any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined);

•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	any option or equity grant;
•	any non-equity incentive plan award made to a named executive officer;
•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
•	any payment for any item to be included under All Other Compensation (column (i)) in the Summary Compensation Table.

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

Title of class	Co-Founders:	Amount Beneficial Ownership		Direct Ownership		Indirect Ownership		Percent of class

COMMON	Mark Holbrook(1) (2)(3) President, Director, & Founder	7,459,516		1,605,083	(2)	5,654,433	(2)	72.1%

COMMON	Marshall Holbrook(1)(5) Vice President, Director & Founder	936,022	(3)	170,000	(5)	766,022	(5)	09.1%

COMMON	Cora J Holbrook(1) (2)(4) Chief Financial Officer, Secretary, Treasurer, Director & Founder	7,459,516	(2)	1,605,083		5,654,433		72.1%

COMMON	All officers and directors As a Group [3 persons]	8,394,538		1,775,083		6,420,455		81.2%
____________________
(1)	This table is based upon information derived from records we received from our transfer agent. Applicable percentages are based upon 10,334,205 shares of common stock outstanding as of March 26, 2014.
(2)
Mark and Cora Holbrook are married and have joint tenancy in their respective individual direct ownership holdings of 1,386,250 and 218,833 common stock shares, respectively and indirect ownership of 1,774,300 and 3,661,300 common stock shares, respectively, for a total joint direct and indirect ownership of 1,605,083 and 5,654,433, respectively.

(3)
Mark Holbrook is President of Sovereign One, Inc., a Tennessee corporation that owns 1,774,300 shares of our common stock. Mark Holbrook, as Sovereign One’s President, has management control over Sovereign One.

(4)	Cora Holbrook is the President of McCrome International, Inc., a Tennessee corporation that owns 1,904,300 and 1,757,00 shares in Carbon River, a Wyoming corporation.
(5)
Marshall Holbrook has direct ownership of 170,000 common stock shares and has indirect ownership as the President of Logos Resources, Inc., a Tennessee corporation that owns 147,300 of our common stock shares and A.D.I.D. a Kentucky corporation that owns 618,722.

Item 13. Certain Relationships and Related Transactions, and Director

Certain Relationships and Related Transactions

During the year ended December 31, 2011, we borrowed a total of $15,000 from related party shareholders, repaying $11,000 during the year, leaving a balance due of $4,000. During the nine months ended September 30, 2012, we borrowed an additional $20,000 from related party shareholders. These borrowings are non-interest bearing and due on demand.

On December 15, 2012, we issued a total of 410,400 restricted common stock shares for the purchase of support equipment from three related party companies. We issued total of 136,800 restricted common stock shares to each of the following related parties: Sovereign One, Inc., Logos Resources, Inc. and McCrome International, Inc. We valued these shares at $0.25 per share.

On April 15, 2013, we issued a total of 618,722 restricted common stock shares to ADID Corporation in payment of invoices totaling $55,865. We valued the shares at $0.09.

On April 19, 2013, we issued 1,265,083 restricted common stock shares of unpaid wages of $75,905 due to two of our officers. Mark Holbrook, our Chief Executive Officer, received 1,216,250 shares and Cora Holbrook, our Secretary/Treasurer, received 48,833 restricted common stock shares. We valued the shares at $0.06 per share.

We are related to several other entities by virtue of common ownership and control, which includes stockholders and family members.

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

Director Independence

Each of our Directors serves as one of our officers. None of our Directors are independent; as such, we do not have an independent Board of Directors.

We do not have an independent Board of Directors. Each of our directors also serves as an officer of the Company.

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

Item 14. Principal Accounting Fees and Services

The table below sets forth the Audit Fees (amounts in US$) billed by Terry L. Johnson, CPA, our auditor in connection with the audit of the Company’s annual financial statements by for the years ended December 31, 2013 and December 31, 2012, as follows:

Financial Statements for the	Audit Services	Audit Related Fees	Tax Fees	Other Fees
Year Ended December 31, 2013	$6,000	-	-	-

Year Ended December 31, 2012	$3,000	-	-	-

Item 15. Exhibits and Financial Statement Schedules

The exhibits marked with * or ** below indicate exhibits previously filed with our S-1 registration statement and are hereby incorporated by reference. Exhibits marked with *** below indicate exhibits previously filed with our Form 10-K for the period ending December 31, 2011 and are also incorporated by reference herein.

EXHIBITS

Exhibit Number

3.1	Articles of Incorporation of Puissant Industries, Inc.*

3.2	Certificate of domestication Florida Articles of Incorporation*

3.3	Bylaws of Puissant Industries, Inc.*

10.1	Form of Convertible Promissory Note*

10.2	Form of Conversion Notice of Note to Common Shares*

10.3	Authorization to sign leases*

10.4	Well Services Agreement -A.D.I.D. Corporation* dated June 1, 2011

10.5	Agreement with Fred Akers dated March 28, 2011*

10.6	Well Assignment Laurel County*

10.7	Well Assignment Clay County*

10.8	Well Assignment Whitley County*

10.9	Lease Assignment Laurel County*

10.10	Lease Assignment Clay County*

10.11	Lease Assignment Whitley County*

10.12	Pipeline Assignment Laurel County dated August 1, 2009*

10.13	Pipeline Assignment Clay County dated August 1, 2009*

10.14	Pipeline Assignment Whitley County dated August 1, 2009*

10.15	Convertible Note Agreement with McCrome International, Inc.*

10.16	Convertible Note Agreement with Logos Resources, Inc.*

10.17	Convertible Note Agreement with Sovereign One, Inc.*

10.18	Agreement between A.D.I.D and Sovereign One Inc., McCrome International, Inc. and Logos Resources, Inc. dated January 15, 2005 *

10.19	Correspondence Commonwealth of Kentucky evidencing A.D.I.D. Corporation as the operator of 39 wells in Clay, Laurel and Whitley counties of Kentucky.*

10.20	Corporate Resolution Changing Conversion Price of Convertible Notes **

10.21	Mineral and Property Rights Agreement dated August 1, 2011 between Puissant Industries, Inc. and Margaret Reed

10.22	Promissory Note dated June 1, 2011 between Puissant Industries Inc. and Margaret Reed***

10.23	Warranty Deed dated June 1, 2011 between Puissant Industries Inc. and Margaret Reed***

10.24	Promissory note dated October 10, 2011 between Puissant Industries, Inc. and Debra Adams***

10.25	Warranty Deed dated October 13, 2011 between Puissant Industries Inc. and Debra Adams***

23.1	Consent of Terry L. Johnson, CPA

101.INS ****	XBRL Instance Document

101.SCH ****	XBRL Taxonomy Extension Schema Document

101.CAL ****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ****	XBRL Taxonomy Extension Presentation Linkbase Document
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

Item 15. Exhibits, Financial Statements, Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Puissant Industries Inc.

Date: April 14, 2014	By:	/s/ Mark Holbrook
Mark Holbrook,
Principal Executive Officer
Chief Executive Officer/Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities  and on the dates indicated.

Date: April 14, 2014	By:	/s/ Mark Holbrook
Mark Holbrook,
Principal Executive Officer
Chief Executive Officer/Director

Date: April 14, 2014	By:	/s/ Cora Holbrook
Cora Holbrook,
Chief Financial Officer/Secretary/Treasurer/Director

Date: April 14, 2014	By:	/s/ Marshall Holbrook
Marshall Holbrook,
Vice President/Director