Form 10-Q
period 2014-03-31
Puissant Industries, Inc.
filed 2014-05-19
CIK 1511618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-54719

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

As of May 16, 2014, there were 10,454,205 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Statements of Financial Condition at March 31, 2014 (unaudited) and December 31, 2013	3

	Consolidated Statements of Operations for the three months ended March 31, 2014 and March 31, 2013 (unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Equity (Balance at March 31, 2014, December 31, 2013, December 31, 2012, December 31, 2011 and March 31, 2013 (unaudited)	5

	Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and March 31, 2013 (unaudited)	6

	Notes to consolidated financial statements	7

Item 1A.	Risk Factors	20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Signatures		27

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Puissant Industries, Inc.
Consolidated Statements of Financial Condition

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current assets
Cash	$45,204	$34,471
Accounts receivable	79,800	50,800
Prepaid expenses	199,909	96,428
Total current assets	324,913	181,699

Properties and equipment at cost, based on successful efforts method:
Producing oil and natural gas properties	553,122	534,338
Non-producing oil and natural gas properties	139,220	121,220
	692,342	655,558
Less: accumulated depreciation and depletion	67,064	59,222
Net properties and equipment	625,278	596,336
Total assets	$950,191	$778,035

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts and accrued expenses payable	$30,704	$31,429
Notes payable, current portion	4,195	4,123
Due related parties	4,000	4,000
Total current liabilities	38,899	39,552

Long-term debt	-	-
Bonds payable - related parties	28,000	28,000
Notes payable, less current portion	36,296	37,373
Total liabilities	103,195	104,925

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 authorized,
none outstanding at March 31, 2014
Common stock, $0.001 par value; 90,000,000 shares
authorized, 9,728,005 and 9,228,005 issued and outstanding at
March 31, 2014 and December 31, 2013, respectively	9,728	9,228
Paid-in capital	1,293,783	1,126,783
Accumulated deficit	(456,515)	(462,901)
Total stockholders' equity	846,996	673,110

Total liabilities and stockholders' equity	$950,191	$778,035

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Operations

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Revenues:
Oil and gas production	$163,540	$101,385
Royalty income	10,206	9,562
	173,746	110,947

Costs and Expenses
Lease operating expenses	38,409	16,535
Exploration costs	4,500	-
Administrative expenses	114,853	174,780
Depreciation and depletion	7,842	7,283

Total costs and expenses	165,604	198,598

Net loss loss from operations	8,142	(87,651)

Other income (expense)
Interest expense	(1,756)	(4,390)

Total other expenses	(1,756)	(4,390)

Income (loss) before income taxes	6,386	(92,041)

Provision for income taxes	-	-

Net income (loss)	$6,386	$(92,041)

Net loss per weighted share, basic and fully diluted	$0.001	$(0.014)

Weighted average number of common shares outstanding, basic and fully diluted	9,325,472	6,644,200

The Accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

					Additional	Common
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, December 31, 2011	-	-	5,941,800	5,942	583,199	-	(207,460)	381,681

Shares issued in exchange for
professional services			100,000	100	199,900			200,000

Shares issued in connection
with purchase of support equipment			410,400	410	102,190			102,600

Shares issued in exchange for
warrants			192,000	192	(192)			-

Net income (loss)							(44,103)	(44,103)

Balance, December 31, 2012	-	-	6,644,200	6,644	885,097	-	(251,563)	640,178

Shares issued in payment of
vendor invoices			618,722	619	55,246			55,865

Sale of common stock for cash			250,000	250	49,750			50,000

Shares issued in exchange for
professional services			250,000	250	22,250			22,500

Shares issued in exchange for
professional services			200,000	200	39,800			40,000

Shares issued in payment of
unpaid wages			1,265,083	1,265	74,640			75,905

Net income (loss)							(211,338)	(211,338)

Balance, December 31, 2013	-	-	9,228,005	$9,228	$1,126,783	$-	$(462,901)	$673,110

Shares issued in exchange for
professional services			450,000	450	157,050			157,500

Sales of common stock for cash			50,000	50	9,950			10,000

Net income (loss)							6,386	6,386

Balance, March 31, 2014	-	-	9,728,005	$9,728	$1,293,783	$-	$(456,515)	$846,996

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operations
Net income (loss)	$6,386	$(92,041)
Adjustments to reconcile income (loss) to cash provided by
(used in) operating activities:
Depreciation and depletion	7,842	7,283
Changes in operating assets and liabilities:
Accounts receivable	(29,000)	(2,257)
Prepaid expenses	54,019	56,667
Accounts and accrued expenses payable	(725)	129,517
Net cash provided by (used in) operating activities	38,522	99,169

Cash flows from investing activities
Additions to oil and gas properties	(36,784)	(101,080)
Net cash used by financing activities	(36,784)	(101,080)

Cash flows from investing activities
Payment on notes payable	(1,005)	(935)
Proceeds from sale of common stock	10,000	-
Net cash provided by (used in) investing activities	8,995	(935)

Net increase (decrease) in cash	10,733	(2,846)
Cash, beginning of period	34,471	20,625

Cash, end of period	$45,204	$17,779

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-

Interest	$788	$788

Non-cash investing and financiang transactisons:
Common stock issued in exchange for services	$157,500	$-

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013

Note 1—Basis of Presentation

We are providing herein the consolidated interim statements of financial condition of Puissant Industries, Inc. and its subsidiary (collectively the "Company") as of March 31, 2014, and the related consolidated interim statements of operations and cash flows for the three months ended March 31, 2014 and 2013, and the consolidated interim statements of changes in stockholders equity for the three months ended March 31, 2014 and the year ended December 31, 2013. The consolidated interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the Company's financial statements and related notes for the year ended December 31, 2013, which are included in the Company's Form 10-K, as filed with the SEC on April 14, 2014.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of results for the interim periods. Prior interim period data has been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported results of operations. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2014.

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
For the Three Months Ended March 31, 2014 and 2013

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
For the Three Months Ended March 31, 2014 and 2013

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
For the Three Months Ended March 31, 2014 and 2013

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
For the Three Months Ended March 31, 2014 and 2013

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of March 31, 2014 and 2013, the Company did not have any uncertain tax positions.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013

3. Summary of Significant Accounting Policies (continued)

Income Taxes (Continued)

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of March 31, 2014 and 2013, the Company did not have any uncertain tax positions.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2014 and 2013, the Company has not accrued interest or penalties related to uncertain tax positions.

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
For the Three Months Ended March 31, 2014 and 2013

Note 3—Summary of significant accounting principles (continued)

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 Compensation – Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. For the three Months ended March 31, 2014 and 2013, the Company recorded compensation expense of $-0- and $-0-, respectively.

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
For the Three Months Ended March 31, 2014 and 2013

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At March 31, 2014 and 2013, the Company had no investments classified as securities owned on the balance sheet.

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
For the Three Months Ended March 31, 2014 and 2013

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

For the three months ended March 31, 2014 and 2013, revenues from four customers accounted for 100% of oil and gas production revenues.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013

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

Maturities for these two notes payable are as follows at December 31:

2014	$3,117
2015	4,421
2016	4,740
2017	5,083
2018	5,450
Thereafter	17,680
$40,491

Note 6—Notes Payable – Shareholders

During the year ended December 31, 2011, the Company borrowed a total of $15,000 from related party shareholders, repaying $11,000 during the year, leaving a balance due of $4,000. These borrowings are non-interest bearing and due on demand.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013

Note 7—Income Taxes

At March 31, 2014, the Company had approximately $457,000 of net operating losses (“NOL”) carry-forwards for federal and state income purposes. These losses are available for future years and expire through 2034. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

	March 31,	December 31,
	2014	2013
Deferred tax asset:

Net operating loss carryforwards	$171,000	$174,000

Deferred tax assets	$171,000	$174,000

Less: Valuation allowance	(171,000)	(174,000)

Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	March 31,	December 31,
	2014	2013

Statutory federal income tax expense	(34)%	(34)%

State and local income tax (net of federal benefits)	(4)	(4)

Valuation allowance	38	38
	-%	-%

The Company has taken a 100% valuation allowance against the deferred asset attributable to the NOL carry-forwards of $171,000 at March 31, 2014, due to the uncertainty of realizing the future tax benefits.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013

Note 8—Common Stock

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001. At March 31, 2014 and December 31, 2013, 9,728,005 and 9,228,005 shares were issued and outstanding, respectively.

Note 9—Preferred Stock

The Company is authorized to issue 10,000,000 of preferred stock with a par value of $0.001. As of March 31, 2014 and December 31, 2013, no shares had been issued and none were outstanding.

Note 10—Equity

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

On January 3, 2014, the Company issued 450,000 shares of its $.001 par value common stock in exchange for professional services. We valued these shares at $0.35 per share. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On January 6, 2014, The Company issued 50,000 shares of its $0.001 par value common stock for a cash payment of $10,000. These shares were valued at $0.20 per share. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013

Note 11—Related Party

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

Note 12—Subsequent Events

Management has evaluated subsequent events through May 16, 2014, the date of which the financial statements were available to be issued.

Item 1A. Risk Factors.

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

Results of operations

Three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013

For the three months ended March 31, 2014, we generated total revenues of $173,746, consisting of $163,540 in oil and gas production revenues and $10,206 in royalty income. For the three-ended March 31, 2013, we generated total revenues of $110,947 consisting of oil and gas production of $101,385 in oil and gas production revenues and $9,562 of royalty income. The $62,799 increase or 56% increase in our total revenues for the three months ended March 31, 2014 compared to the March 31, 2013 is primarily attributable to the increase of $62,155 of oil and gas production revenues in the March 31, 2014 quarter compared to the March 31, 2013 quarter. For the three month period ended March 31, 2014 and March 31, 2013, we incurred total costs and expenses of $165,604 and $198,598, respectively,. The total costs and expenses for March 31, 2014 and March 31, 2013 periods represents a $32,944 decrease in our operating expenses during the March 31, 2014 quarter compared to the March 31, 2013 quarter; however, there are material differences in the comparisons of type costs and expenses between the 2014 quarter and 2013 quarters, as follows: (a) a $21,874 increase in lease operating expenses; (b) a $59,927 decrease in administrative expenses; and (c) $4,500 increase in exploration costs.

Liquidity

At March 31, 2014, we had total current assets of $324,913 consisting of $45,204 in cash, $79,800 in accounts receivable and $199,909 in prepaid expenses for professional services. Total current liabilities at March 31, 2014 were $38,552, consisting of accounts and accrued expenses payable of $30,704, notes payable - current portion of $4,195 and due to related parties of $4,000. At March 31, 2014, we had positive working capital of $286,014..

Our material sources and uses of cash for the three months ended March 31, 2014 and 2013 are as follows:

	2014	2013
Net cash provided by operating activities	$38,522	$99,169

Net cash used in investing activities	$(36,784)	$(101,080)

Net cash provided by (used in) financing activities	$8,995	$(935)

Increase (decrease) in cash	$10,733	$(2,846)

Our net gain of $6,386 for the three months ended March 31, 2104 compared to a net loss of $92,041 for the three months ended March 31, 2013 represents an increased net gain of $93,427 compared to the three months ended March 31, 2014. The primary component of our positive operating cash flow for the three months ended March 31, 2014 were a $32,994 decrease in administrative expenses comparing the 2014 to the 2013 quarter and $62,999 increase in total revenues.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities.

On January 6, 2014, we sold  50,000 restricted common stock shares for a cash payment of $10,000. These shares were valued at $0.20 per share.  The sale was deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, which exempts from registration transactions by an issuer not involving any public offering.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Inapplicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

Puissant Industries Inc.

Dated: May 19, 2014	By:	/s/ Mark Holbrook
	Name:	Mark Holbrook
	Title:	Chief Executive Officer