Form 10-Q
period 2014-06-30
Puissant Industries, Inc.
filed 2014-08-19
CIK 1511618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of June 30, 2014, there were 10,454,205 shares of common stock, par value $0.001 per share, outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Puissant Industries, Inc.
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets
Cash	$92,929	$34,471
Accounts receivable	67,500	50,800
Prepaid expenses	194,503	96,428

Total current assets	354,932	181,699

Properties and equipment at cost, based on successful efforts method:
Producing oil and natural gas properties	553,122	534,338
Non-producing oil and natural gas properties	139,220	121,220
	692,342	655,558
Less: accumulated depreciation and depletion	67,064	59,222
	625,278	596,336
Net properties and equipment

Total assets	$980,210	$778,035

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts and accrued expenses payable	$45,700	$31,429
Notes payable, current portion	4,195	4,123
Due related parties	4,000	4,000

Total current liabilities	53,895	39,552

Long-term debt	-	-
Bonds payable - related parties	28,000	28,000
Notes payable, less current portion	36,296	37,373

Total liabilities	118,191	104,925

Stockholders' equity

Preferred stock, $0.001 par value; 10,000,000 authorized,
none outstanding at June 30, 2014 and December 31, 2013,
respectively
Common stock, $0.001 par value; 90,000,000 shares
authorized, 9,728,005 and 9,228,005 issued and outstanding at
June 30, 2014 and December 31, 2013, respectively	9,728	9,228
Paid-in capital	1,293,783	1,126,783
Accumulated deficit	(441,492)	(462,901)

Total stockholders' equity	862,019	673,110

Total liabilities and stockholders' equity	$980,210	$778,035

 The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Oil and gas production	$178,516	$111,622	$342,056	$213,007
Royalty income	11,189	10,667	21,395	20,229
	189,705	122,289	363,451	233,236

Costs and Expenses

Lease operating expenses	24,541	20,492	62,950	37,027
Exploration costs	4,500	-	9,000	-
Administrative expenses	136,043	116,194	258,738	290,974
Depreciation and depletion	-	18,475	7,842	25,757
Total costs and expenses	165,084	155,161	338,530	353,758

Net loss loss from operations	24,621	(32,872)	24,921	(120,522)

Other income (expense)

Interest expense	(1,756)	(1,818)	(3,512)	(6,208)
Total other expenses	(1,756)	(1,818)	(3,512)	(6,208)

Income (loss) before income taxes	22,865	(34,690)	21,409	(126,730)

Provision for income taxes	-	-	-	-

Net income (loss)	$22,865	$(34,690)	$21,409	$(126,730)

Net loss per weighted share,
basic and fully diluted	$0.002	$-	$0.002	$(0.020)

Weighted average number of common
shares outstanding, basic and fully diluted	9,325,472	8,378,743	9,325,472	7,511,471

The Accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

					Additional	Common
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, December 31, 2011	-	-	5,941,800	5,942	583,199	-	(207,460)	381,681

Shares issued in exchange for
professional services			100,000	100	199,900			200,000

Shares issued in connection
with purchase of support equipment			410,400	410	102,190			102,600

Shares issued in exchange for warrants			192,000	192	(192)			-

Net income (loss)							(44,103)	(44,103)

Balance, December 31, 2012	-	-	6,644,200	6,644	885,097	-	(251,563)	640,178

Shares issued in payment of
vendor invoices			618,722	619	55,246			55,865

Sale of common stock for cash			250,000	250	49,750			50,000

Shares issued in exchange for
professional services			250,000	250	22,250			22,500

Shares issued in exchange for
professional services			200,000	200	39,800			40,000

Shares issued in payment of
unpaid wages			1,265,083	1,265	74,640			75,905

Net income (loss)							(211,338)	(211,338)

Balance, December 31, 2013	-	-	9,228,005	$9,228	$1,126,783	$-	$(462,901)	$673,110

Shares issued in exchange for
professional services			450,000	450	157,050			157,500

Sales of common stock for cash			50,000	50	9,950			10,000

Net income (loss)							21,409	21,409

Balance, June 30, 2014	-	-	9,728,005	$9,728	$1,293,783	$-	$(441,492)	$862,019

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2014	2013
	(Unaudited)	(Unaudited)

Cash flows from operations

Net income (loss)	$21,409	$(126,730)
Adjustments to reconcile income (loss) to cash provided by
(used in) operating activities:
Stock-based compensation	157,500	118,022
Depreciation and depletion	7,842	25,757
Changes in operating assets and liabilities:
Accounts receivable	(16,700)	4,930
Prepaid expenses	(98,075)	133,886
Accounts and accrued expenses payable	14,271	(6,844)

Net cash provided by (used in) operating activities	86,247	149,021

Cash flows from investing activities

Additions to oil and gas properties	(36,784)	(145,216)

Net cash used by investing activities	(36,784)	(145,216)

Cash flows from financing activities activities

Payment on notes payable	(1,005)	(1,889)
Proceeds from sale of common stock	10,000	-

Net cash provided by (used in) financing activities	8,995	(1,889)

Net increase (decrease) in cash	58,458	1,916
Cash, beginning of period	34,471	20,625

Cash, end of period	$92,929	$22,541

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Income taxes	$-	$-

Interest	$788	$788

Non-cash investing and financiang transactisons:
Common stock issued in exchange for services	$157,500	$-

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2014 and 2013

Note 1—Basis of Presentation

We are providing herein the consolidated interim statements of financial condition of Puissant Industries, Inc. and its subsidiary (collectively the "Company") as of June 30, 2014, and the related consolidated interim statements of operations and cash flows for the three months ended March 31, 2014 and 2013, and the consolidated interim statements of changes in stockholders equity for the three months ended June 30, 2014 and the year ended December 31, 2013. The consolidated interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the Company's financial statements and related notes for the year ended December 31, 2013, which are included in the Company's Form 10-K, as filed with the SEC on April 14, 2014.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of results for the interim periods. Prior interim period data has been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported results of operations. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2014.

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
For the Six Months Ended June 30, 2014 and 2013

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
For the Six Months Ended June 30, 2014 and 2013

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
For the Six Months Ended June 30, 2014 and 2013

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
For the Six Months Ended June 30, 2014 and 2013

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of June 30, 2014 and 2013, the Company did not have any uncertain tax positions.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2014 and 2013

2. Summary of Significant Accounting Policies (continued)

Income Taxes (Continued)

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of June 30, 2014 and 2013, the Company did not have any uncertain tax positions.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2014 and 2013, the Company has not accrued interest or penalties related to uncertain tax positions.

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

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 Compensation – Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. For the six months ended June 30, 2014 and 2013, the Company recorded compensation expense of $-0- and $-0-, respectively.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2014 and 2013

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
For the Six Months Ended June 30, 2014 and 2013

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At June 30, 2014 and 2013, the Company had no investments classified as securities owned on the balance sheet.

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
For the Six Months Ended June 30, 2014 and 2013

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

For the six months ended June 30, 2014 and 2013, revenues from four customers accounted for 100% of oil and gas production revenues.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2014 and 2013

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

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2014 and 2013

Note 7—Income Taxes

At June 30, 2014, the Company had approximately $457,000 of net operating losses (“NOL”) carry-forwards for federal and state income purposes. These losses are available for future years and expire through 2034. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

	June 30,	December 31,
	2014	2013
Deferred tax asset:

Net operating loss carryforwards	$153,000	$174,000

Deferred tax assets	$153,000	$174,000

Less: Valuation allowance	(153,000)	(174,000)

Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	June 30,	December 31,
	2014	2013

Statutory federal income tax expense	(34)%	(34)%

State and local income tax	(4)	(4)
(net of federal benefits)

Valuation allowance	38	38
	-%	-%

The Company has taken a 100% valuation allowance against the deferred asset attributable to the NOL carry-forwards of $153,000 at June 30, 2014, due to the uncertainty of realizing the future tax benefits.

Puissant Industries, Inc.
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2014 and 2013

Note 8—Common Stock

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001. At June 30, 2014 and December 31, 2013, 9,728,005 and 9,228,005 shares were issued and outstanding, respectively.

Note 9—Preferred Stock

The Company is authorized to issue 10,000,000 of preferred stock with a par value of $0.001. As of June 30, 2014 and December 31, 2013, no shares had been issued and none were outstanding.

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
For the Six Months Ended June 30, 2014 and 2013

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

Note 12—Subsequent Events

Management has evaluated subsequent events through August 19, 2014, the date of which the financial statements were available to be issued.

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

On May 1, 2014, we purchased approximately 14 miles of 4-inch pipeline, 3 Knox Oil and Gas Wells, Compressor Station Site and related facilities and 814 acres for oil and gas development from N.A. Energy Resources Corporation and Kentucky Petroleum Operating Ltd for consideration of $400,000 cash to be paid at $10,000 per month with no interest. The additional 14 miles of pipeline is estimated to increase the Company’s capacity by 82%, from 1.82 MMCFPD (million cubic feet per day) to 3.31 MMCFPD.

On May 30, 2014, we completed a new compressor station on the site acquired from N.A. Energy Resources Corporation. The new compressor station was built at a cost of $34,44

On July 8, 2014, we formed our wholly owned subsidiary, American Pipeline Company (“APC”), a Kentucky corporation which owns, manages and maintains all of our oil and natural gas pipelines and facilities. Our officers and Board of Directors makes all decisions concerning ARM.

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

Uncertainties

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

Results of operations

Three-month period ended June 30, 2014 compared to the three-month period ended June 30, 2013

For the three months ended June 30, 2014, we generated total revenues of $189,705, consisting of $178,516 in oil and gas production revenues and $11,189 in royalty income. For the three-month period ending June 30, 2013, we generated total revenues of $122,289 consisting of oil and gas production of $111,622 in oil and gas production revenues and $10,667 of royalty income. The $67,416 increase or 55% increase in our total revenues for the three months ended June 30, 2014 compared to the June 30, 2013 is primarily attributable to the increase of $66,894 of oil and gas production revenues in the June 30, 2014 quarter compared to the June 30, 2013 quarter. For the three month period ended June 30, 2014 and June 30, 2013, we incurred total costs and expenses of $172,926 and $155,161, respectively, The total costs and expenses for June 30, 2014 and June 30, 2013 periods represents a $17,765 increase in our operating expenses during the June 30, 2014 quarter compared to the June 30, 2013 quarter; however, there are material differences in the comparisons of type costs and expenses between the 2014 quarter and 2013 quarters, as follows: (a) a $4,049 increase in lease operating expenses; (b) a $4,500 increase in exploration costs, of which there were no such costs during the three months ended June 30, 2013; (c) a $19,849 increase in administrative expenses; and (d) offset by a $10,633 decrease in depreciation and depletion.

Six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013

For the six months ended June 30, 2014, we generated total revenues of $363,451 consisting of $342,056 in oil and gas production revenues and $21,395 in royalty income. We reported $233,007 of total revenues for the six-months ended June 30, 2013, consisting of 213,007 in oil and gas production and $20,229 in royalty income. The $130,444 increase in our revenues for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is primarily attributable to an increase of $129,049 in oil and gas produdction compared to the six months ended June 30, 2013. For the six month period ended June 30, 2014 and June 30, 2013, we incurred operating expenses of $363,451 and $353,758, respectively, representing increased expenses of $9,693. This increase is primarily attributable to a $32,236 increase in administrative expenses offset by a $25,923 increase in lease operating expenses during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Liquidity

At June 30, 2014, we had total current assets of $354,932 consisting of $92,929 in cash, $67,500 in accounts receivable and $194,503 in prepaid expenses for professional services. Total current liabilities at June 30, 2014 were $53,895, consisting of accounts and accrued expenses payable of $45,700, notes payable - current portion of $4,195 and due to related parties of $4,000. At June 30, 2014, we had positive working capital of $301,037.

Our material sources and uses of cash for the three months ended June 30, 2014 and 2013 are as follows:

	2014	2013
Net cash provided by operating activities	$61,387	99,169

Net cash used in investing activities	$(36,784)	$(101,080)

Net cash provided by (used in) financing activities	$8,995	(935)

Increase (decrease) in cash	$33.598	$(2,846)

Our net gain of $15,023 for the three months ended June 30, 2104 compared to a net loss of ($34,690) for the three months ended June 30, 2013 represents an increased net gain of $50,713. The primary component of our positive operating cash flow for the three months ended June 30, 2014 were a $67,416 increase in total revenues comparing the 2014 to the 2013 quarter.

TRENDS AND UNCERTAINTIES

Our operations are subject to certain trends and uncertainties:

o	Supply and demand factors in the oil and gas industry;

o	Actions by United States policy makers in the oil and gas industry, particularly those that impact upon supply, demand and price;

o	Whether we are able to obtain adequate financing to expand our operations;

o	Fluctuating changes in the market price of oil and natural gas; and

o
Weather, imports, marketing of competitive fuels, proximity and capacity of oil and natural gas pipelines and other transportation facilities, any oversupply or undersupply of oil, natural gas and liquid products, the regulatory environment, the economic environment and, other regional and political events, none of which can be predicted with certainty;

SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

OFF BALANCE SHEET ARRANGMENTS

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

Puissant Industries Inc.

Dated: August 19, 2014	By:	/s/ Mark Holbrook
	Name:	Mark Holbrook
	Title:	Chief Executive Officer