Form 10-Q
period 2014-09-30
Puissant Industries, Inc.
filed 2014-11-14
CIK 1511618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 13, 2014, there were 14,035,047 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

		Page

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Statements of Financial Condition at September 30, 2014 (unaudited) and December 31, 2013	3

	Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013 (unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Equity (Balance at December 31, 2013, December 31, 2012, December 31, 2011 and September 30, 2013 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2014 and 2013 (unaudited)	6

	Notes to consolidated financial statements	7

Item 1A.	Risk Factors	20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

Signatures		28

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Puissant Industries, Inc.

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets
Cash	$31,137	$34,471
Accounts receivable	61,500	50,800
Prepaid expenses	194,503	96,428
Total current assets	287,140	181,699

Properties and equipment at cost, based on successful Efforts method:
Producing oil and natural gas properties	599,523	534,338
Non-producing oil and natural gas properties	180,899	121,220
	780,422	655,558
Less: accumulated depreciation and depletion	82,748	59,222
	697,674	596,336
Net properties and equipment
Total assets	$984,814	$778,035

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts and accrued expenses payable	$52,843	$31,429
Notes payable, current portion	4,195	4,123
Due related parties	4,000	4,000
Total current liabilities	61,038	39,552

Long-term debt	-	-
Bonds payable - related parties	28,000	28,000
Notes payable, less current portion	36,296	37,373
Total liabilities	125,334	104,925

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 authorized, none outstanding at September 30, 2014 and December 31, 2013, respectively
Common stock, $0.001 par value; 90,000,000 shares authorized, 9,728,005 and 9,228,005 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	9,728	9,228
Paid-in capital	1,293,783	1,126,783
Accumulated deficit	(444,031)	(462,901)
Total stockholders' equity	859,480	673,110
Total liabilities and stockholders' equity	$984,814	$778,035

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Oil and gas production	$151,070	$113,628	$493,126	$326,635
Royalty income	13,363	11,098	34,758	31,327
	164,433	124,726	527,884	357,962

Costs and Expenses
Lease operating expenses	26,708	23,738	89,658	60,765
Exploration costs	4,500	-	13,500	-
Administrative expenses	112,938	131,743	375,187	422,717
Depreciation and depletion	15,684	20,645	23,526	46,402
Total costs and expenses	159,830	176,126	501,871	529,884

Net loss loss from operations	4,603	(51,400)	26,013	(171,922)

Other income (expense)
Interest expense	(1,875)	(1,808)	(7,143)	(8,016)
Total other expenses	(1,875)	(1,808)	(7,143)	(8,016)

Income (loss) before income taxes	2,728	(53,208)	18,870	(179,938)

Provision for income taxes	-	-	-	-

Net income (loss)	$2,728	$(53,208)	$18,870	$(179,938)

Net loss per weighted share, basic and fully diluted	$0.000	$-	$0.002	$(0.020)

Weighted average number of common shares outstanding, basic and fully diluted	9,325,472	8,985,148	9,325,472	8,009,159

The Accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Deficit
	Shares	Amount	Shares	Amount	Capital	Subscribed	Accumulated	Total
Balance, December 31, 2011	-	-	5,941,800	5,942	583,199	-	(207,460)	381,681
Shares issued in exchange for professional services			100,000	100	199,900			200,000
Shares issued in connection with purchase of support equipment			410,400	410	102,190			102,600
Shares issued in exchange for warrants			192,000	192	(192)			-
Net income (loss)							(44,103)	(44,103)

Balance, December 31, 2012	-	-	6,644,200	6,644	885,097	-	(251,563)	640,178
Shares issued in payment of vendor invoices			618,722	619	55,246			55,865
Sale of common stock for cash			250,000	250	49,750			50,000
Shares issued in exchange for professional services			250,000	250	22,250			22,500
Shares issued in exchange for professional services			200,000	200	39,800			40,000
Shares issued in payment of unpaid wages			1,265,083	1,265	74,640			75,905
Net income (loss)							(211,338)	(211,338)

Balance, December 31, 2013	-	-	9,228,005	$9,228	$1,126,783	$-	$(462,901)	$673,110
Shares issued in exchange for professional services			450,000	450	157,050			157,500
Sales of common stock for cash			50,000	50	9,950			10,000
Net income (loss)							18,870	18,870

Balance, September 30, 2014	-	-	9,728,005	$9,728	$1,293,783	$-	$(444,031)	$859,480

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operations
Net income (loss)	$18,870	$(179,938)

Adjustments to reconcile income (loss) to cash provided by (used in) operating activities:
Stock-based compensation	157,500	190,249
Depreciation and depletion	23,526	46,402
Changes in operating assets and liabilities:
Accounts receivable	(10,700)	183
Prepaid expenses	(98,075)	62,500
Accounts and accrued expenses payable	21,558	(2,286)
Net cash provided by (used in) operating activities	112,679	117,110

Cash flows from investing activities
Additions to oil and gas properties	(124,864)	(128,078)

Net cash used by investing activities	(124,864)	(128,078)

Cash flows from financing activities activities
Payment on notes payable	(1,149)	(2,858)
Proceeds from sale of common stock	10,000	50,000
Net cash provided by (used in) financing activities	8,851	47,142

Net increase (decrease) in cash	(3,334)	36,174
Cash, beginning of period	34,471	20,625

Cash, end of period	$31,137	$56,799

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$788	$788

Non-cash investing and financiang transactisons:
Common stock issued in exchange for services	$157,500	$-

The accompanying footnotes are an integral part of these financial statements.

Puissant Industries, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

Note 1—Basis of Presentation

We are providing herein the consolidated interim statements of financial condition of Puissant Industries, Inc. and its subsidiary (collectively the "Company") as of September 30, 2014, and the related consolidated interim statements of operations and cash flows for the three and nine months ended September 30, 2014 and 2013, and the consolidated interim statements of changes in stockholders equity for the nine months ended September 30, 2014 and the year ended December 31, 2013. The consolidated interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the Company's financial statements and related notes for the year ended December 31, 2013, which are included in the Company's Form 10-K, as filed with the SEC on April 14, 2014.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of results for the interim periods. Prior interim period data has been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported results of operations. The results of operations for the six months ended September 30, 2014 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2014.

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

For the Nine Months Ended September 30, 2014 and 2013

Note 3—Summary of significant accounting principles

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates particularly significant to the financial statements include the following:

•	Estimates of our reserves of oil, natural gas and natural gas liquids ("NGL");

•	Future cash flows from oil and gas properties;

•	Depreciation, depletion and amortization expense;

•	Asset retirement obligations;

•	Fair values of derivative instruments;

•	Fair values of assets acquired and liabilites assumed from business combinations; and

•	Natural gas imbalances.

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

For the Nine Months Ended September 30, 2014 and 2013

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

For the Nine Months Ended September 30, 2014 and 2013

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

For the Nine Months Ended September 30, 2014 and 2013

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of September 30, 2014 and 2013, the Company did not have any uncertain tax positions.

Puissant Industries, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

Note 3—Summary of significant accounting principles (continued)

Income Taxes (Continued)

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of September 30, 2014 and 2013, the Company did not have any uncertain tax positions.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2014 and 2013, the Company has not accrued interest or penalties related to uncertain tax positions.

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

Puissant Industries, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

Note 3—Summary of significant accounting principles (continued)

Stock-Based Compensation (continued)

FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. For the nine months ended September 30, 2014 and 2013, the Company recorded compensation expense of $-0- and $-0-, respectively.

Valuation of Investments in Securities at Fair Value—Definition and Hierarchy

FASB ASC Topic 820 Fair Value Measurements and Disclosuresprovides a framework for measuring fair value under generally accepted accounting principles in the United States and requires expanded disclosures regarding fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

For the Nine Months Ended September 30, 2014 and 2013

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At September 30, 2014 and 2013, the Company had no investments classified as securities owned on the balance sheet.

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

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity(ASU 2013-05). ASU 2013-05 provides guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or a business within a foreign entity. ASU 2013-05 is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on our financial position, results of operations or cash flows.

Puissant Industries, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

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

For the nine months ended September 30, 2014 and 2013, revenues from four customers accounted for 100% of oil and gas production revenues.

Puissant Industries, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

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

Puissant Industries, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

Note 7—Income Taxes

At September 30, 2014, the Company had approximately $457,000 of net operating losses (“NOL”) carry-forwards for federal and state income purposes. These losses are available for future years and expire through 2034. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

	September 30,	December 31,
	2014	2013
Deferred tax asset:

Net operating loss carryforwards	$156,000	$174,000

Deferred tax assets	$156,000	$174,000

Less: Valuation allowance	(156,000)	(174,000)

Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	September 30,	December 31,
	2014	2013

Statutory federal income tax expense	(34)	(34)

State and local income tax (net of federal benefits)	(4)	(4)

Valuation allowance	38	38
	-%	-%

The Company has taken a 100% valuation allowance against the deferred asset attributable to the NOL carry-forwards of $153,000 at September 30, 2014, due to the uncertainty of realizing the future tax benefits.

Puissant Industries, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

Note 8—Common Stock

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001. At September 30, 2014 and December 31, 2013, 9,728,005 and 9,228,005 shares were issued and outstanding, respectively.

Note 9—Preferred Stock

The Company is authorized to issue 10,000,000 of preferred stock with a par value of $0.001. As of September 30, 2014 and December 31, 2013, no shares had been issued and none were outstanding.

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

For the Nine Months Ended September 30, 2014 and 2013

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

The Company is related to several other entities by virtue of common ownership and control, which includes family members.

Note 12—Subsequent Events

Management has evaluated subsequent events through November 14, 2014, the date of which the financial statements were available to be issued and has determined that the following subsequent event occured after the quarter ended September 30, 2014:

On October 6, 2014, the Company issued 400,000 shares to each of its officer/directors for their performance in 2013 and 2014.

Puissant Industries, Inc.

Consolidated Statements of Financial Condition

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

Corporate History

Corporate Overview.

We were incorporated on July 6, 2009, in the state of Wyoming as American Resource Management, Inc. We changed our domicile to the State of Florida on March 17, 2011 and simultaneously changed our name to Puissant Industries, Inc.. Our principal offices are located at 520 Whitley Street, London Kentucky and our telephone number is (606) 864-3161.

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

On May 30, 2014, we completed a new compressor station on the site acquired from N.A. Energy Resources Corporation. The new compressor station was built at a cost of $34,443

On July 8, 2014, we formed our wholly owned subsidiary, American Pipeline Company (“APC”), a Kentucky corporation which owns, manages and maintains all of our oil and natural gas pipelines and facilities. Our officers and Board of Directors makes all decisions concerning APC.

On the payable date of October 17, 2014, we paid our shareholders a 20% common stock dividend.

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

Results of operations

Three-month period ended September 30, 2014 compared to the three-month period ended September 30, 2013

For the three months ended September 30, 2014, we generated total revenues of $164,433, consisting of $151,070 in oil and gas production and $$13,363 in royalty income. For the three-month period ending September 30, 2013, we generated total revenues of $124,726 consisting of oil and gas production of $113,628 in oil and gas production and $11,098 of royalty income. The $39,707 increase or 31.8% increase in our total revenues for the three months ended September 30, 2014 compared to the September 30, 2013 is primarily attributable to the increase of $37,442 of oil and gas production revenues in the September 30, 2014 quarter compared to the September 30, 2013 quarter. For the three month period ended September 30, 2014 and September 30, 2013, we incurred total costs and expenses of $159,830 and $176,126, respectively, The total costs and expenses for September 30, 2014 and September 30, 2013 periods represents a $16,296 or 9.25% decrease in our operating expenses during the September 30, 2014 quarter compared to the September 30, 2013 quarter; however, there are material differences in the comparisons of type costs and expenses between the 2014 quarter and 2013 quarters, as follows: (a) a $2,970 increase in lease operating expenses; (b) a $4,500 increase in exploration costs, of which there were (no such costs) during the three months ended September 30, 2013; (c) a $18,805 decrease in administrative expenses; and (d) a $4,961 decrease in depreciation and depletion.

Nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013

For the nine months ended September 30, 2014, we generated total revenues of $527,884 consisting of $493,126 in oil and gas production revenues and $34,758 in royalty income. We reported $357,962 of total revenues for the nine-months ended September 30, 2013, consisting of $326,635 in oil and gas production and $31,327 in royalty income. The $169,922 or 47.4% increase in our revenues for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is primarily attributable to an increase of $166,491 in oil and gas production compared to the nine months ended September 30, 2013. For the nine month period ended September 30, 2014 and September 30, 2013, we incurred operating expenses of $159,830 and $176,126 respectively, representing decreased expenses of $16,296. The decreased expenses are primarily attributable to a $47,530 increase in administrative expenses, a $22,876 decrease in depreciation and depletion, offset by a $28,893 increase in lease operating expenses during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Liquidity

At September 30, 2014, we had total current assets of $287,140 consisting of $31,137 in cash, $61,500 in accounts receivable and $194,503 in prepaid expenses for professional services. Total current liabilities at September 30, 2014 were $61,038 consisting of accounts and accrued expenses payable of $52,843, notes payable - current portion of $4,195 and due to related parties of $4,000. At September 30, 2014, we had positive working capital of $226,102.

Our material sources and uses of cash for the three months ended September 30, 2014 and 2013 are as follows:

	2014	2013
Net cash provided by operating activities	$112,679	$117,110

Net cash used in investing activities	$(124,864)	$(128,078)

Net cash provided by (used in) financing activities	$8,851	$47,142

Increase (decrease) in cash	$34,471	$20,625

Our net gain of $2,728 for the three months ended September 30, 2014 compared to a net loss of ($53,208) for the three months ended September 30, 2013 represents an increased net gain of $55,936. The primary component of our positive operating cash flow for the three months ended September 30, 2014 were a $39,707 increase in total revenues comparing the 2014 to the 2013 quarter.

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

SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates particularly significant to the financial statements include the following:

●	Estimates of our reserves of oil, natural gas and natural gas liquids ("NGL");

●	Future cash flows from oil and gas properties;

●	Depreciation, depletion and amortization expense;

●	Asset retirement obligations;

●	Fair values of derivative instruments;

●	Fair values of assets acquired and liabilities assumed from business combinations; and

●	Natural gas imbalances.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities

After the quarter ending September 30, 2014, on October 6, 2014, we issued 400,000 common stock shares to each of our 3 officers/directors for their performance in 2013 and 2014.

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

_________________

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

Puissant Industries Inc.

Dated: November 14, 2014	By:	/s/ Mark Holbrook
	Name:	Mark Holbrook
	Title:	Chief Executive Officer

